Form 10-Q
period 2016-09-30
APEX RESOURCES INC/NV
filed 2016-10-21
CIK 1653710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

Commission file number 333-207109

APEX RESOURCES INC
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

Alytaus g. 100, Varėna, Lithuania

(Address of principal executive offices, including zip code.)

(775) 253-3921

(Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☐ NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES ☐ NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,000,000 shares as of October 15, 2016

ITEM 1. FINANCIAL STATEMENTS

APEX RESOURCES INC

BALANCE SHEETS

	September 30, 2016	June 30, 2016
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$66	$70

TOTAL CURRENT ASSETS	66	70

FIXED ASSETS
Building	$4,328	$4,328
Accumulated Depreciation - Building	(361)	(289)
Land	4,328	4,328

TOTAL FIXED ASSETS	8,294	8,366

TOTAL ASSETS	$8,361	$8,436

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Loan Payable - Due to Director	$431	$431
Income Tax Payable	1,297	1,297

TOTAL LIABILITIES	$1,728	$1,728

STOCKHOLDERS' EQUITY
Common stock: authorized 75,000,000; $0.001 par value; 4,000,000 shares issued and outstanding at September 30, 2016 and June 30, 2016	4,000	4,000
Profit (loss) accumulated during the development stage	2,633	2,708

Total Stockholders' Equity	$6,633	$6,708

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,361	$8,436

The accompanying notes are an integral part of these financial statements

APEX RESOURCES INC

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30, 2016	September 30, 2015

REVENUES
Sales:
Merchandise Sales	$31,838	$31,095
Total Income	31,838	31,095

Cost of Goods Sold:
Purchases - Resale Items	$31,073	$26,820
Total Cost of Goods Sold	31,073	26,820

Gross Profit	765	4,275

Operating Expenses:
General and administrative	$769	$2,762
Depreciation	72	72
Advertising & Promotion	-	3,017

Total Expenses	841	5,852

Income Before Income Tax	$(75)	$(1,577)

Provision for Income Tax	-	-

Net Income for Period	(75)	(1,577)

Net gain (loss) per share:
Basic and diluted	$(0.0000)	$(0.0004)

Weighted average number of shares outstanding:
Basic and diluted	4,000,000	4,000,000

The accompanying notes are an integral part of these financial statements

APEX RESOURCES INC

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30, 2016	September 30, 2015

Operating activities:
Net Income	$(75)	$(1,577)
Adjustment to reconcile net loss to net cash provided by operations:
Changes in assets and liabilities:
Accumulated Depreciation	72	72
Provision for Income Tax	-	-
Net cash provided by operating activities	(3)	(1,505)

Financing activities:
Proceeds from issuance of common stock	-	-
Due to related party	-	-
Net cash provided by financing activities	-	-

Investing activities:
Purchase of Building	-	-
Net cash provided by investing activities	-	-

Net increase in cash	(3)	(1,505)

Cash, beginning of period	70	3,081

Cash, end of period	$66	$1,576

Supplemental disclosure of cash flow information:

Cash paid during the period
Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements

Apex Resources Inc

Notes to the Condensed Financial Statements

September 30, 2016

Note 1: Organization and Basis of Presentation

Apex Resources Inc (the “Company”) is a for profit corporation established under the Corporation Laws of the State of Nevada on March 31, 2015.

The primary focus of Apex Resources Inc will be providing very high quality stream room products at competitive prices. The Company is a newly created company and is subject to all risks inherent to the establishment of a start-up business enterprise. The Company’s operations are based in Lithuania, but use the U.S. dollar as its functional currency.

Our financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is June 30.

The Financial Statements and related disclosures as of September 30, 2016 are reviewed pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “Apex”, “Apex Resources”, “we”, “us”, “our” or the “company” are to Apex Resources Inc.

Note 2: Significant Accounting Policies and Recent Accounting Pronouncements

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2016.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Apex Resources Inc

Notes to the Condensed Financial Statements

September 30, 2016

Development Stage Entity

The Company decided to early adopt ASU 2014-10 which eliminates the definition of a development stage entity, eliminates the development stage presentation and disclosure requirements under ASC 915, and amends provisions of existing variable interest entity guidance under ASC 810.

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

Revenue Recognition

The company follows the guidelines of ASC 605-15 for revenue recognition. Revenue is recognized when all the following conditions have been met:

a.	the customer has prepaid for the product;

b.	the product has been shipped from either Apex Resources or one of our suppliers, and;

c.	the product has been delivered and signed for by the customer as evidenced by the shipping company.

The company is the primary obligor in the sales transaction. We are able to select suppliers based upon the customer’s needs, we do not have a key supplier, we have sales agreements with multiple suppliers and we are able to set the price of the product to the customer. Customers are allowed to return the products within 30 days for exchange or refund if defects in manufacturing are identified. The company does not believe the 30 day exchange or refund will have a material impact on our revenue recognition as any product which has a defect in manufacturing will be returned to the supplier for replacement or refund for the customer based upon pursuant law and the Uniform Commercial Code.

Based on the above, the Company determined that the revenue recognition for the sales is in accordance with the FASB ASC 605-15-25-1.

Apex Resources Inc

Notes to the Condensed Financial Statements

September 30, 2016

Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Our effective tax rate for fiscal year 2016 is 17%, which we expect to be fairly consistent in the near term. Our tax rate is also affected by discrete items that may occur in any given year, but are not consistent from year to year.

Income taxes are calculated and accrued for U.S. taxes only. The company does not currently accrue any Lithuanian taxes under Lithuanian corporate rules. As we become profitable, and have sustained revenue within Lithuania, we may become subject to Lithuanian taxes.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements. During this review the Company decided to early adopt ASU 2014-10 which eliminates the definition of a development stage entity, eliminates the development stage presentation and disclosure requirements under ASC 915, and amends provisions of existing variable interest entity guidance under ASC 810.

On June 10, 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, consolidation, which removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required for the public business entities. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company has adopted the amendment as of fiscal year ended June 30, 2015.

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of September 30, 2016, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

Apex Resources Inc

Notes to the Condensed Financial Statements

September 30, 2016

Unaudited Financial Statements

The balance sheet as of September 30, 2016, the statements of operations and cash flows for the three month period ended September 30, 2016, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended September 30, 2016 are not necessarily indicative of results expected for the full year ending June 30, 2017. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2016 have been made.

It is suggested that these statements be read in conjunction with the June 30, 2016 audited financial statements and the accompanying notes included in the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission.

Note 3: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the period from inception (March 31, 2015) to September 30, 2016, the Company had a net profit of $2,633. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

Management plans to fund operations of the Company through the proceeds from an offering pursuant to a Registration Statement on Form S-1 or private placements of restricted securities or the issuance of stock in lieu of cash for payment of services until such a time as profitable operations are achieved. There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such will be available in the future. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

The failure to achieve the necessary levels of profitability or obtain the additional funding would be detrimental to the Company.

Note 4: Concentrations

Initial sales are concentrated with one client. Sales are made without collateral and the credit-related losses are insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

Note 5: Legal Matters

The Company has no known legal issues pending.

Apex Resources Inc

Notes to the Condensed Financial Statements

September 30, 2016

Note 6: Debt

In June 2015 the Director and President of the Company made the initial deposits to the Company’s bank accounts (checking and savings) in the amount $105 which is being carried as a loan payable. In January 31, 2016 the Director loaned the company an additional $326. The balance of the loan at September 30, 2016 is $431. The loan is non-interest bearing, unsecured and due upon demand.

Note 7: Capital Stock

The Company has 75,000,000 shares of common stock with a par value of $0.001 per share.

On June 15, 2015 the Company issued 4,000,000 shares of common stock for a purchase price of $0.001 per share to its sole director. The Company received aggregate gross proceeds of $4,000. As of September 30, 2016 there were no outstanding stock options or warrants.

Note 8: Fixed Assets

In June 30, 2015 the Company purchased land and a small office located at Aytaus g. 100, Varena, Lithuania. The purchase price of $8,655 was allocated as $4,327.50 for the building and $4,327.50 for the land. The Company will utilize the space as a primary office.

Fixed assets are stated at cost. The Company utilizes straight-line depreciation over the estimated useful life of the asset.

Land	–	0 years
Buildings	–	15 years
Office Equipment	–	7 years

For the three months ended September 30, 2016 the Company recorded depreciation expense of $72 for the building.

Note 9: Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Apex Resources Inc

Notes to the Condensed Financial Statements

September 30, 2016

Our effective tax rate for fiscal year 2016 was 17%, which we expect to be fairly consistent in the near term. Our tax rate is also affected by discrete items that may occur in any given year, but are not consistent from year to year.

The components of income (loss) before income taxes were comprised of the following:

Year ended June 30, 2016
Tax jurisdictions from:
–U.S.	$(3,625)
Income (loss) before income taxes	$(3,625)

Provision for income taxes (at 17%) consisted of the following:

Year ended June 30, 2016
Current:
(616)
Income tax expense	$(616)

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

Three Months Ended Sept. 30, 2016

Deferred tax assets:
Net operating tax carryforward	$(75)
Tax rate	17%
Gross deferred tax assets
Valuation allowance	(13)

Net deferred tax assets	$-0-

Apex Resources Inc is registered in the State of Nevada and is subject to United States of America tax law. As of September 30, 2016, the operations in the United States of America incurred $2,633 of cumulative net operating income.

Apex Resources Inc

Notes to the Condensed Financial Statements

September 30, 2016

Note 10: Related Party Transactions

The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

The Company has a related party transaction involving the Company’s director. The nature and details of the transaction are described in Note 6.

Note 11: Subsequent Events

The Company has evaluated events subsequent through the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Results of Operations

We have had $189,284 in operating revenues and $172,473 in cost of goods sold since our inception on March 31, 2015 through September 30, 2016. Our activities have been financed from $16,811 in gross profits, a loan of $105 from our sole officer and director to open the company bank accounts and $4,000 from the sale of 4,000,000 shares of common stock to our director.

For the period from inception through September 30, 2016, we incurred operating expenses of $14,178, consisting primarily of professional fees and office expenses and recorded a provision for income tax of $1,297 for a net gain of $2,633.

For the three months ended September 30, 2016 we generated $31,838 in revenues and $31,073 in cost of goods sold for a gross profit of $765. We incurred operating expenses of $841, consisting primarily of general expense and depreciation expense for a net income (loss) of $(75).

For the three months ended September 30, 2015 we generated $31,095 in revenues and $26,820 in cost of goods sold for a gross profit of $4,275. We incurred operating expenses of $5,852, consisting primarily of general expenses, advertising and promotion and provision for income tax for a net income (loss) of $(1,577).

Plan of Operation for the next 12 months

Our cash balance is $66 as of September 30, 2016. Our cash balance is not sufficient to fund our limited levels of operations.

Even under a limited operations scenario to maintain our corporate existence, we believe we will require a minimum of $10,000 in additional cash over the next 12 months to pay for the remainder of our total offering costs, and to maintain our regulatory reporting and filings. Management believes the company will require a minimum of approximately $40,000 over the next twelve months to remain in business, either from revenues or funding. Other than our current offering, we currently have no arrangement in place to cover this shortfall.

These funds will have to be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We will also require additional financing to sustain our business operations if we are ultimately not successful in earning revenues. We currently do not have any arrangements regarding the offering or following the offering for further financing and we may not be able to obtain financing when required. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. Even if additional financing is available, it may not be available on terms we find favorable. At this time, there are no anticipated sources of additional funds in place. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

Our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have generated $189,284 in revenues but no significant increase in revenues are anticipated until we complete our initial business development. There is no assurance we will ever reach that stage. To meet our need for cash we are attempting to raise money from an offering pursuant to a Registration Statement filed on Form S-1. There is no assurance that we will be able to sell any of the securities being offered in this offering.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. Even if we raise $80,000 from the offering, it will last one year, but we may need more funds to develop growth strategy, and we will have to revert to obtaining additional money.

We have commenced development of our planned steam room products distribution business. In the next twelve months, following completion of our public offering, we plan to engage in the following activities to expand our business operations:

Our plan of operation over the next 12 months depend on how much in funds we raise in this offering, indicated as indicated in the following chart:

	25% of	50% of	75% of	100% of
	shares sold	shares sold	shares sold	shares sold

Gross Proceeds from this Offering (1):	$20,000	$40,000	$60,000	$80,000
Offering expenses	$8,511	$8,511	$8,511	$8,511
Proceeds after offering expenses	$11,489	$31,489	$51,489	$71,489
Legal, Accounting & Filing	$10,000	$10,000	$10,000	$11,000
Office Setup	$0	$846	$2,446	$4,600
Website development	$0	$10,043	$12,893	$16,192
Marketing & Advertising	$489	$10,600	$11,100	$12,300
Salaries	$0	$0	$15,050	$27,397
Totals	$11,489	$31,489	$51,489	$71,489

During the first stages of our growth, our director will provide all of the labor required to execute our business plan at no charge, except we intend to hire a website programmer on a contract basis for three months at an estimated cost of $3,500-$5,000 to develop and test our website. These funds will come from cash on hand from revenues or loans from our director.

Our president will devote approximately 10 to 20 hours of his time to our operations. Once we begin operations, and are able to attract more and more customers to buy our product he has agreed to commit more time as required. Because he will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to him. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a cessation of operations.

If the need for cash arises before we complete our public offering, we may be able to borrow funds from our director although there is no such formal agreement in writing. We do not expect to purchase or sell plant or significant equipment. Further we do not expect significant changes in the number of employees.

Upon completion of our public offering, our specific goal is to profitably sell our product. Our plan of operations is as follows:

Establish Our U.S. Office

Month 1-2: Our director will take care of our initial administrative duties. A temporary office in the USA will be established with basic office equipment, which should not exceed $4,600 in expenses. If we sell the maximum shares in the offering we will spend up to $4,600 to set up the office. The office will be used for initial communication with supplier and distributors in the USA and hold all related samples and paperwork.

Development of Our Website

Months 3-5: During this period, we intend to further develop our website. Prior to the completion offering we may hire a web designer to help us with the design and basic development of our website. We do not have any written agreements with any web designers at current time. The basic website development cost is expected to be $3,500-$5,000. After we receive funding from the offering we will continue with the website development and implementation which is estimated to be $10,000-$16,000. Updating and improving our website will continue throughout the lifetime of our operations.

Negotiation With Potential Customers (Distributors And Brokers)

Months 5-12: We hope to negotiate agreements with national medium-sized wholesale and wholesale Steam Room Distribution companies. To date, several medium-sized wholesale Steam Room Distribution companies have expressed interest in our products. We have contacted buyers from these companies and have engaged in discussion regarding supplying Steam Room Distribution products; also we sold to one of the Steam Room Distribution firms. We have no written agreements with any of them at the current time but we will be providing samples to several buyers in an attempt to secure contracts with these companies. Providing samples to our main prospects should cost between $500 and $2,300 including shipping costs, these costs are included in our Marketing costs noted below. As soon as we get approval from potential buyers the product will be shipped directly from manufacturer to the buyer, or picked up and delivered from the supplier at one of their U.S. representative locations.

Marketing

Months 5-12: We plan to advertise through home improvement trade shows and a road show campaign at the stores of our future customers, distributors and brokers. We intend to develop and maintain a database of potential customers who may want to purchase Steam Room products from us. We will follow up with these clients periodically, send them our new catalogues and offer them presentations and special discounts from time to time. We plan to print catalogues and flyers and mail them to potential customers. We intend to use marketing strategies, such as web advertisements, direct mailing, samples for main prospects and phone calls to acquire potential customers. We intend to spend between $500 and $12,000 on marketing efforts during the first year, depending upon the success of the offering. Marketing is an ongoing matter that will continue during the life of our operations.

Hire a Salesperson

Months 8-10: If we are able to raise at least 50% of our offering we intend to hire one salesperson with experience and established network in the Steam Room Distribution industry. The salesperson’s job would be to find new potential customers, and to execute agreements with them to buy our Steam Room Distribution products. Compensation to the salesperson would be a small salary and commissions on sales. Estimated cost is approximately from $15,000 to $27,000.

It is our plan that when we have enough money we want to start making and selling our own brand of steam room products (steam rooms).

For the current time, our company is focused on getting our second and third customer and selling them more of the steam rooms. I hope we can add second and third customer in the next 12-18 months.

Liquidity and Capital Resources

At June 30, 2016 the Company had $66 in cash and there were outstanding liabilities of $1,728. Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended September 30, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Registration Statement on Form S-1, filed under SEC File Number 333-207109, at the SEC website at www.sec.gov:

Exhibit No.	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Sec. 302 Certification of Principal Executive Officer
31.2	Sec. 302 Certification of Principal Financial Officer
32.1	Sec. 906 Certification of Principal Executive Officer
32.2	Sec. 906 Certification of Principal Financial Officer
101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apex Resources Inc Registrant

Date: October 19, 2016	By:	/s/ Tadas Dabasinkas
Tadas Dabasinkas
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

