Form 10-Q
period 2016-12-31
APEX RESOURCES INC/NV
filed 2017-02-15
CIK 1653710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2016

Commission file number 333-207109

APEX RESOURCES INC
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

Alytaus g. 100, Varėna, Lithuania

(Address of principal executive offices, including zip code.)

(775) 253-3921
(Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,080,000 shares as of February 9, 2017

ITEM 1. FINANCIAL STATEMENTS

KIRTANE & PANDIT LLP CHARTERED ACCOUNTATS

H-16, Saraswat Colony, Sitladevi Temple Road, Mahim (W), Mumbai 400016

T: 91-22-24444119 Email:kpcamumbai@kirtanepandit.com

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying balance sheet, and related statement of operation, stockholders' equity and cash flows of Apex Resources Inc. (the "Company") as of December 31, 2016, and the three-month and six month periods then ended. These interim financial statements are the responsibility of the company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As indicated in Note 3 to the financial statements, the company has experienced limited operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also not described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to the matter.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America (US GAAP).

For Kirtane & Pandit LLP

Chartered Accountants

FRN: 105215W/W100057

PCAOB FIRM ID NO 5686

/s/ Milind Bhave

Partner

Membership No. 047973

Place: Mumbai, India

Date: February 13, 2017

APEX RESOURCES INC
BALANCE SHEETS

	December 31, 2016	June 30, 2016
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$740	$70

TOTAL CURRENT ASSETS	740	70

FIXED ASSETS
Building	$4,328	$4,328
Accumulated Depreciation - Building	(433)	(289)
Land	4,328	4,328

TOTAL FIXED ASSETS	8,222	8,366

TOTAL ASSETS	$8,962	$8,436

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable	$10,000	$-
Loan Payable - Due to Director	431	431
Income Tax Payable	1,297	1,297

TOTAL LIABILITIES	$11,728	$1,728

STOCKHOLDERS' EQUITY

Common stock: authorized 75,000,000; $0.001 par value; 5,080,000 and 4,000,000 shares issued and outstanding at December 31, 2016 and June 30, 2016	5,080	4,000
Additional Paid in Capital	42,120	-
Profit (loss) accumulated during the development stage	(49,965)	2,708

Total Stockholders' Equity	$(2,765)	$6,708

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,962	$8,436

The accompanying notes are an integral part of these financial statements

APEX RESOURCES INC
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015

REVENUES
Sales:
Merchandise Sales	$30,606	$30,489	$62,444	$61,584
Total Income	30,606	30,489	62,444	61,584

Cost of Goods Sold:
Purchases - Resale Items	$23,922	$28,926	$54,995	$55,746
Total Cost of Goods Sold	23,922	28,926	54,995	55,746

Gross Profit	6,684	1,563	7,449	5,838

Operating Expenses:

General and administrative	$16,110	$1,507	$16,879	$4,269
Depreciation	72	72	144	144
Advertising & Promotion	43,100	1,214	43,100	4,232

Total Expenses	59,282	2,793	60,123	8,645

Income Before Income Tax	$(52,598)	$(1,230)	$(52,674)	$(2,807)

Provision for Income Tax	-	-	-	-

Net Income for Period	(52,598)	(1,230)	(52,674)	(2,807)

Net gain (loss) per share:
Basic and diluted	$(0.0104)	$(0.0003)	$(0.0104)	$(0.0007)

Weighted average number of shares outstanding:
Basic and diluted	5,080,000	4,000,000	5,080,000	4,000,000

The accompanying notes are an integral part of these financial statements

APEX RESOURCES INC
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited) From Inception March 31, 2015 to December 31, 2016

	Common Stock		Additional		Total
	Number of		Paid in	Accumulated	Shareholders'
	Shares	Par Value	Capital	Gain (Deficit)	Equity

Balance, March 31, 2015 (Inception)	-	$-	$-	$-	$-

Common Shares issued:
for cash on June 15, 2015	4,000,000	4,000	-		4,000

Net gain (loss)	-	-	-	6,334	6,334
Balance, June 30, 2015	4,000,000	$4,000	$-	$6,334	$10,334

Net gain (loss)	-	-	-	(3,625)	(3,625)
Balance, June 30, 2016	4,000,000	$4,000	$-	$2,708	$6,708

Common Shares issued:
for cash on November 22, 2016	1,080,000	1,080	42,120		43,200

Net gain (loss)	-	-	-	(52,674)	(52,674)
Balance, December 31, 2016	5,080,000	$5,080	$42,120	$(49,965)	$(2,765)

The accompanying notes are an integral part of these financial statements

APEX RESOURCES INC
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	December 31, 2016	December 31, 2015

Operating activities:

Net Income	$(52,674)	$(2,807)
Adjustment to reconcile net loss to net cash provided by operations:

Changes in assets and liabilities:
Accumulated Depreciation	144	144
Accounts Payable	10,000	-
Net cash provided by operating activities	(42,529)	(2,663)

Financing activities:

Proceeds from issuance of common stock	43,200	-
Due to related party	-	-

Net cash provided by financing activities	43,200	-

Investing activities:

Purchase of Building	-	-

Net cash provided by investing activities	-	-

Net increase in cash	671	(2,663)

Cash, beginning of period	70	3,081

Cash, end of period	$740	$418

Supplemental disclosure of cash flow information:

Cash paid during the period

Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements

Apex Resources Inc

Notes to the Condensed Financial Statements

December 31, 2016

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

The Financial Statements and related disclosures as of December 31, 2016 are reviewed pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “Apex”, “Apex Resources”, “we”, “us”, “our” or the “company” are to Apex Resources Inc.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016.

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

December 31, 2016

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

Apex Resources Inc

Notes to the Condensed Financial Statements

December 31, 2016

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

Our effective tax rate for fiscal year 2017 is 17%, which we expect to be fairly consistent in the near term. Our tax rate is also affected by discrete items that may occur in any given year, but are not consistent from year to year.

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

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of December 31, 2016, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

Apex Resources Inc

Notes to the Condensed Financial Statements

December 31, 2016

Unaudited Financial Statements

The balance sheet as of December 31, 2016, the statements of operations and cash flows for the three month period ended December 31, 2016, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended December 31, 2016 are not necessarily indicative of results expected for the full year ending June 30, 2017. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at December 31, 2016 have been made.

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

For the period from inception (March 31, 2015) to December, 2016, the Company had a net profit (loss) of $49,965. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

Management plans to fund operations of the Company through the proceeds from its recent offering pursuant to a Registration Statement on Form S-1 or private placements of restricted securities or the issuance of stock in lieu of cash for payment of services until such a time as profitable operations are achieved. There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such will be available in the future. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

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

Apex Resources Inc

Notes to the Condensed Financial Statements

December 31, 2016

Note 6: Debt

In June 2015 the Director and President of the Company made the initial deposits to the Company’s bank accounts (checking and savings) in the amount $105 which is being carried as a loan payable. In January 31, 2016 the Director loaned the company an additional $326. The balance of the loan at December 31, 2016 is $431. The loan is non-interest bearing, unsecured and due upon demand.

Note 7: Capital Stock

The Company has 75,000,000 shares of common stock with a par value of $0.001 per share.

On June 15, 2015 the Company issued 4,000,000 shares of common stock for a purchase price of $0.001 per share to its sole director. The Company received aggregate gross proceeds of $4,000. As of December 31, 2016 there were no outstanding stock options or warrants.

In November 2016 the Company sold and issued 1,080,000 shares at $0.04 per share pursuant to its recent offering on a Registration Statement on Form S-1. The shares were issued to 31 independent shareholders for proceeds of $43,200.

Note 8: Fixed Assets

In June 30, 2015 the Company purchased land and a small office located at Aytaus g. 100, Varena, Lithuania. The purchase price of $8,655 was allocated as $4,327.50 for the building and $4,327.50 for the land. The Company utilizes the space as a primary office.

Fixed assets are stated at cost. The Company utilizes straight-line depreciation over the estimated useful life of the asset.

Land	0 years
Buildings	15 years
Office Equipment	7 years

For the three months ended December 31, 2016 the Company recorded depreciation expense of $72 for the building.

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

Apex Resources Inc

Notes to the Condensed Financial Statements

December 31, 2016

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

The components of income (loss) before income taxes were comprised of the following:

Year ended June 30, 2016
Tax jurisdictions from:
– U.S.	$(3,625)
Income (loss) before income taxes	$(3,625)

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

Apex Resources Inc

Notes to the Condensed Financial Statements

December 31, 2016

Three Months Ended Dec. 31, 2016

Deferred tax assets:
Net operating tax carryforward	$(52,598)
Tax rate	17%
Gross deferred tax assets
Valuation allowance	(8,942)

Net deferred tax assets	$-0-

Apex Resources Inc is registered in the State of Nevada and is subject to United States of America tax law. As of December 31, 2016, the operations in the United States of America incurred $2,633 of cumulative net operating income.

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

KIRTANE & PANDIT

Report of Independent Registered Public Accounting Firm

KIRTANE & PANDIT LLP FRN 105215W/ W100057 Chartered Accountants

Milind Bhave
Partner
Membership No. 047973

Place: Mumbai, India
Date: February 13, 2017

Kirtane & Pandit LLP - Chartered Accountants
Bengaluru | Hyderabad | Mumbai | Nashik | Pune
H/16, Saraswat Colony, Sitladevi Temple Road, Mahim, Mumbai - 400016, India | T: +91 22 24444119,15 / 24469713 | F: +91 22 24441147 | E: kpcamumbai@kirtanepandit.com
Regd. Office: 5th Floor, Wing A, Gopal House, S.No. 127/1B/1, Plot-A1, Opp. Harshal Hall, Pune - 411 029, India | T: +91 20 67295100, 25433104, 8764 | F: +91 20 25447603 | www.kirtanepandit.com
Kirtane & Pandit (a Partnership Firm with Registration No. MPA-3441) converted into Kirtane & Pandit LLP (a Limited Liability Partnership with LLP Registration No. AAO-6418), with effect from 27th March, 2015.

14

15

16

17

18

19

20

21

22

23

24

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

Results of Operations

We have had $219,890 in operating revenues and $196,395 in cost of goods sold since our inception on March 31, 2015 through December 31, 2016. Our activities have been financed from $23,495 in gross profits, a loan of $105 from our sole officer and director to open the company bank accounts, $4,000 from the sale of 4,000,000 shares of common stock to our director and $43,200 in proceeds from the sale of 1,080,000 shares at $0.04 per share to 31 independent shareholders pursuant to the company’s Registration Statement on Form S-1.

For the period from inception through December 31, 2016, we incurred operating expenses of $73,461, consisting primarily of advertising expenses, professional fees and office expenses and recorded a provision for income tax of $1,297 for a net loss of $49,965.

For the three months ended December 31, 2016 we generated $30,606 in revenues and $23,922 in cost of goods sold for a gross profit of $6,684. We incurred operating expenses of $59,282, consisting primarily of advertising and promotion, general expense and depreciation expense for a net loss of $52,598.

For the three months ended December 31, 2015 we generated $30,489 in revenues and $28,926 in cost of goods sold for a gross profit of $1,563. We incurred operating expenses of $2,793, consisting primarily of general expenses, advertising and promotion and provision for income tax for a net loss of $1,230.

For the six months ended December 31, 2016 we generated $62,444 in revenues and $54,995 in cost of goods sold for a gross profit of $7,449. We incurred operating expenses of $60,123, consisting primarily of advertising and promotion, general expense and depreciation expense for a net loss of $52,674.

For the six months ended December 31, 2015 we generated $61,584 in revenues and $55,746 in cost of goods sold for a gross profit of $5,838. We incurred operating expenses of $8,645, consisting primarily of general expenses, advertising and promotion and provision for income tax for a net loss of $2,807.

Plan of Operation for the next 12 months

Our cash balance is $740 as of December 31, 2016. Our cash balance is not sufficient to fund our limited levels of operations.

Even under a limited operations scenario to maintain our corporate existence, we believe we will require a minimum of $10,000 in additional cash over the next 12 months to pay for the remainder of our total offering costs, and to maintain our regulatory reporting and filings. Management believes the company will require a minimum of approximately $40,000 over the next twelve months to remain in business, either from revenues or funding. We currently have no arrangement in place to cover this shortfall.

If we do not generate revenues these funds will have to be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We will also require additional financing to sustain our business operations if we are ultimately not successful in earning revenues. We currently do not have any arrangements regarding the offering or following the offering for further financing and we may not be able to obtain financing when required. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. Even if additional financing is available, it may not be available on terms we find favorable. At this time, there are no anticipated sources of additional funds in place. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

Our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have generated $219,890 in revenues but no significant increase in revenues are anticipated until we complete our initial business development. There is no assurance we will ever reach that stage. To meet our need for cash we have raised money from an offering pursuant to a Registration Statement filed on Form S-1, however we were only able to raise half the amount we anticipated. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

We have commenced development of our planned steam room products distribution business. In the next twelve months, we plan to engage in the following activities to expand our business operations:

1,080,000
shares sold

Gross Proceeds from this Offering (1):	$43,200
Offering expenses	$8,500
Proceeds after offering expenses	$34,700
Legal, Accounting & Filing	$10,000
Website development	$1,700
Marketing & Advertising	$23,000

Totals	$34,700

During the first stages of our growth, our director will provide all of the labor required to execute our business plan at no charge. Funds will come from cash on hand from revenues or loans from our director.

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

Our specific goal is to profitably sell our product. Our plan of operations is as follows:

Negotiation With Potential Customers (Distributors And Brokers)

Months 1-6: We hope to negotiate agreements with national medium-sized wholesale and wholesale Steam Room Distribution companies. To date, several medium-sized wholesale Steam Room Distribution companies have expressed interest in our products. We have contacted buyers from these companies and have engaged in discussion regarding supplying Steam Room Distribution products; also we sold to one of the Steam Room Distribution firms. We have no written agreements with any of them at the current time but we will be providing samples to several buyers in an attempt to secure contracts with these companies. We have purchased samples which will be provided to our main prospects; the cost of $43,100 was split between our offering proceeds and revenues. As soon as we get approval from potential buyers the product will be shipped directly from manufacturer to the buyer, or picked up and delivered from the supplier at one of their U.S. representative locations.

Marketing

Months 1-6: We plan to advertise through home improvement trade shows and a road show campaign at the stores of our future customers, distributors and brokers. We intend to develop and maintain a database of potential customers who may want to purchase Steam Room products from us. We will follow up with these clients periodically, send them our new catalogues and offer them presentations and special discounts from time to time. We plan to print catalogues and flyers and mail them to potential customers. We intend to use marketing strategies, such as web advertisements, direct mailing, samples for main prospects and phone calls to acquire potential customers. We intend to spend $3,000 on marketing efforts during the first year. Marketing is an ongoing matter that will continue during the life of our operations.

Development of Our Website

Months 7-12: During this period, we intend to further develop our website. We may hire a web designer to help us with the design and basic development of our website if our director is unable to accomplish it. We do not have any written agreements with any web designers at current time. The basic website development cost is expected to be $1,700. Updating and improving our website will continue throughout the lifetime of our operations.

It is our plan that when we have enough money we want to start making and selling our own brand of steam room products (steam rooms).

For the current time, our company is focused on getting our second and third customer and selling them more of the steam rooms. I hope we can add second and third customer in the next 12-18 months.

Liquidity and Capital Resources

At December 31, 2016 the Company had $740 in cash and there were outstanding liabilities of $11,728. Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended December 31, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Registration Statement on Form S-1, filed under SEC File Number 333-207109, at the SEC website at www.sec.gov:

Exhibit No.	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
23.1	Consent
31.1	Sec. 302 Certification of Principal Executive Officer
31.2	Sec. 302 Certification of Principal Financial Officer
32.1	Sec. 906 Certification of Principal Executive Officer
32.2	Sec. 906 Certification of Principal Financial Officer
101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apex Resources Inc Registrant

Date: February 14, 2017	By:	/s/ Tadas Dabasinkas
Tadas Dabasinkas
(Principal Executive Officer, Principal
Financial Officer, Principal Accounting Officer & Sole Director)

