Form 10-Q
period 2017-03-31
APEX RESOURCES INC/NV
filed 2017-05-19
CIK 1653710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

Commission file number 333-207109

APEX RESOURCES INC
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

Alytaus g. 100, Varėna, Lithuania

(Address of principal executive offices, including zip code.)

(775)253-3921
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,080,000 shares as of April 28, 2017

ITEM 1. FINANCIAL STATEMENTS

KIRTANE & PANDIT LLP CHARTERED ACCOUNTATS

H-16, Saraswat Colony, Sitladevi Temple Road, Mahim (W), Mumbai 400016

T: 91-22-24444119 Email: kpcamumbai@kirtanepandit.com

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying balance sheet, and related statement of operation, stockholders' equity and cash flows of Apex Resources Inc. (the "Company") as of March 31, 2017, and the three-month and nine month periods then ended. These interim financial statements are the responsibility of the company's management.

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

For Kirtane & Pandit LLP

Chartered Accountants

FRN: 105215W/W100057

PCAOB FIRM ID NO 5686

/s/ Milind Bhave

Partner

Membership No. 047973

Place: Mumbai, India

Date: April 28, 2017

APEX RESOURCES INC
BALANCE SHEETS

	March 31, 2017	June 30, 2016
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$375	$70

TOTAL CURRENT ASSETS	375	70

FIXED ASSETS
Building	$4,328	$4,328
Accumulated Depreciation - Building	(505)	(289)
Land	4,328	4,328

TOTAL FIXED ASSETS	8,150	8,366

TOTAL ASSETS	$8,525	$8,436

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable	$10,000	$-
Loan Payable - Due to Director	931	431
Income Tax Payable	1,297	1,297

TOTAL LIABILITIES	$12,228	$1,728

STOCKHOLDERS' EQUITY

Common stock: authorized 75,000,000; $0.001 par value; 5,080,000 and 4,000,000 shares issued and outstanding at March 31, 2017 and June 30, 2016	5,080	4,000
Additional Paid in Capital	42,120	-
Profit (loss) accumulated during the development stage	(50,903)	2,708

Total Stockholders' Equity	$(3,703)	$6,708

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,525	$8,436

The accompanying notes are an integral part of these financial statements

APEX RESOURCES INC
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016

REVENUES
Sales:
Merchandise Sales	$31,237	$32,967	$93,681	$94,551
Total Income	31,237	32,967	93,681	94,551

Cost of Goods Sold:
Purchases - Resale Items	$30,387	$30,754	$85,382	$86,500
Total Cost of Goods Sold	30,387	30,754	85,382	86,500

Gross Profit	849	2,212	8,298	8,050

Operating Expenses:

General and administrative	$1,715	$1,799	$18,594	$6,068
Depreciation	72	72	216	216
Advertising & Promotion	-	-	43,100	4,232

Total Expenses	1,787	1,871	61,910	10,516

Income Before Income Tax	$(938)	$342	$(53,611)	$(2,466)

Provision for Income Tax	-	-	-	-

Net Income for Period	(938)	342	(53,611)	(2,466)

Net gain (loss) per share:
Basic and diluted	$(0.0002)	$0.0001	$(0.0106)	$(0.0006)

Weighted average number of shares outstanding:
Basic and diluted	5,080,000	4,000,000	5,080,000	4,000,000

The accompanying notes are an integral part of these financial statements

APEX RESOURCES INC
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	March 31, 2017	March 31, 2016

Operating activities:

Net Income	$(53,611)	$(2,466)
Adjustment to reconcile net loss to net cash provided by operations:

Changes in assets and liabilities:
Accumulated Depreciation	216	216
Accounts Payable	10,000	-
Net cash provided by operating activities	(43,395)	(2,249)

Financing activities:

Proceeds from issuance of common stock	43,200	-
Due to related party	500	326

Net cash provided by financing activities	43,700	326

Investing activities:
Purchase of Building	-	-

Net cash provided by investing activities	-	-

Net increase in cash	305	(1,923)

Cash, beginning of period	70	3,081

Cash, end of period	$375	$1,158

Supplemental disclosure of cash flow information:

Cash paid during the period

Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements

Apex Resources Inc

Notes to the Condensed Financial Statements

March 31, 2017

Note 1: Organization and Basis of Presentation

Apex Resources Inc (the “Company”) is a for profit corporation established under the Corporation Laws of the State of Nevada on March 31, 2015.

The primary focus of Apex Resources Inc is providing very high quality stream room products at competitive prices. The Company is a newly created company and is subject to all risks inherent to the establishment of a start-up business enterprise. The Company’s operations are based in Lithuania, but use the U.S. dollar as its functional currency.

Our financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is June 30.

The Financial Statements and related disclosures as of March 31, 2017 are reviewed pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “Apex”, “Apex Resources”, “we”, “us”, “our” or the “company” are to Apex Resources Inc.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2017.

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

March 31, 2017

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

March 31, 2017

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

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of March 31, 2017, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

Apex Resources Inc

Notes to the Condensed Financial Statements

March 31, 2017

Unaudited Financial Statements

The balance sheet as of March 31, 2017, the statements of operations and cash flows for the three month period ended March 31, 2017, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of results expected for the full year ending June 30, 2017. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2017 have been made.

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

For the period from inception (March 31, 2015) to March 31, 2017, the Company had a net profit (loss) of $(50,903). The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

Apex Resources Inc

Notes to the Condensed Financial Statements

March 31, 2017

Note 6: Debt

In June 2015 the Director and President of the Company made the initial deposits to the Company’s bank accounts (checking and savings) in the amount $105 which is being carried as a loan payable. In January 31, 2016 the Director loaned the company an additional $326 and during the quarter ended March 31, 2017 he paid an invoice for $500 on behalf of the Company. The balance of the loan at March 31, 2017 is $931. The loan is non-interest bearing, unsecured and due upon demand.

Note 7: Capital Stock

The Company has 75,000,000 shares of common stock with a par value of $0.001 per share.

On June 15, 2015 the Company issued 4,000,000 shares of common stock for a purchase price of $0.001 per share to its sole director. The Company received aggregate gross proceeds of $4,000. As of March 31, 2017 there were no outstanding stock options or warrants.

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

Land – 0 years

Buildings – 15 years

Office Equipment – 7 years

For the three months ended March 31, 2017 the Company recorded depreciation expense of $72 for the building.

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

March 31, 2017

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

Apex Resources Inc

Notes to the Condensed Financial Statements

March 31, 2017

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

Three Months Ended March 31, 2017

Deferred tax assets:
Net operating tax carryforward	$(938)
Tax rate	17%
Gross deferred tax assets
Valuation allowance	(159)

Net deferred tax assets	$-0-

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

Results of Operations

We have had $251,126 in operating revenues and $226,782 in cost of goods sold since our inception on March 31, 2015 through March 31, 2017. Our activities have been financed from $24,345 in gross profits, a loan of $105 from our sole officer and director to open the company bank accounts, $4,000 from the sale of 4,000,000 shares of common stock to our director and $43,200 in proceeds from the sale of 1,080,000 shares at $0.04 per share to 31 independent shareholders pursuant to the company’s Registration Statement on Form S-1.

For the period from inception through March 31, 2017, we incurred operating expenses of $75,248, consisting primarily of advertising expenses, professional fees and office expenses and recorded a provision for income tax of $1,297 for a net loss of $50,903.

For the three months ended March 31, 2017 we generated $31,237 in revenues and $30,387 in cost of goods sold for a gross profit of $849. We incurred operating expenses of $1,787, consisting primarily of general expense and depreciation expense for a net loss of $938.

For the three months ended March 31, 2016 we generated $32,967 in revenues and $30,754 in cost of goods sold for a gross profit of $2,212. We incurred operating expenses of $1,871, consisting primarily of general expense and depreciation expense for a net gain of $342.

For the nine months ended March 31, 2017 we generated $93,681 in revenues and $85,382 in cost of goods sold for a gross profit of $8,298. We incurred operating expenses of $61,910, consisting primarily of advertising and promotion, general expense and depreciation expense for a net loss of $53,611.

For the nine months ended March 31, 2016 we generated $94,551 in revenues and $86,500 in cost of goods sold for a gross profit of $8,050. We incurred operating expenses of $10,516, consisting primarily of general expenses, advertising and promotion and provision for income tax for a net loss of $2,466.

Plan of Operation for the next 12 months

Our cash balance is $375 as of March 31, 2017. Our cash balance is not sufficient to fund our limited levels of operations.

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

Our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have generated $251,126 in revenues but no significant increase in revenues are anticipated until we complete our initial business development. There is no assurance we will ever reach that stage. To meet our need for cash we have raised money from an offering pursuant to a Registration Statement filed on Form S-1, however we were only able to raise half the amount we anticipated. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

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

Liquidity and Capital Resources

At March 31, 2017 the Company had $375 in cash and there were outstanding liabilities of $12,228. Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended March 31, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Apex Resources Inc Registrant

Date: May 19, 2017	By:	/s/ Tadas Dabasinkas
Tadas Dabasinkas
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

