Form 10-K/A
period 2017-06-30
APEX RESOURCES INC/NV
filed 2017-10-30
CIK 1653710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the period ended June 30, 2017 as filed with the Securities and Exchange Commission on August 14, 2017 is to furnish Exhibits 101 to the Form 10-K which were not included in the original filing due to an error by our filing agent.

No changes have been made to the Annual Report other than the furnishing of Exhibit 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE described above. This Amendment No. 1 to Form 10-K does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K as amended.

2

PART IV

Item 15. Exhibits

The following exhibits are included with this filing:

Exhibit
Number	Description

3(i)	Articles of Incorporation*
3(ii)	Bylaws*
23.1	Consent**
31	Sec. 302 Certification of CEO & CFO**
32	Sec. 906 Certification of CEO & CFO**
101	Interactive data files pursuant to Rule 405 of Regulation S-T

___________

* Included in our filing on Form S-1 under Commission File Number 333-207109.

** Included in our filing on Form 10-K filed on August 14, 2017.

3

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 26, 2017.

Apex Resources Inc Registrant

By:	/s/ Tadas Dabasinkas
Tadas Dabasinkas
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

4