Form 10-Q
period 2017-09-30
APEX RESOURCES INC/NV
filed 2017-11-14
CIK 1653710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,080,000 shares as of October 24, 2017

ITEM 1. FINANCIAL STATEMENTS

KIRTANE & PANDIT LLP CHARTERED ACCOUNTATS

H-16, Saraswat Colony, Sitladevi Temple Road, Mahim (W), Mumbai 400016

T: 91-22-24444119 Email:kpcamumbai@kirtanepandit.com

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying balance sheet, and related statement of operation, stockholders' equity and cash flows of Apex Resources Inc. (the "Company") as of September 30, 2017, and the three-month periods then ended. These interim financial statements are the responsibility of the company's management.

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

For Kirtane & Pandit LLP

Chartered Accountants

FRN: 105215W/W100057

PCAOB FIRM ID NO 5686

/s/ Milind Bhave

Partner

Membership No. 047973

Place: Mumbai, India

Date: November 13, 2017

APEX RESOURCES INC
BALANCE SHEETS

	September 30, 2017	June 30, 2017
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$1,989	$2,756

TOTAL CURRENT ASSETS	1,989	2,756

FIXED ASSETS
Building	$4,328	$4,328
Accumulated Depreciation - Building	(649)	(577)
Land	4,328	4,328

TOTAL FIXED ASSETS	8,006	8,078

TOTAL ASSETS	$9,995	$10,834

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable	$10,000	$10,000
Accrued Expenses	500	1,500
Loan Payable - Due to Director	2,731	1,231
Income Tax Payable	1,297	1,297

TOTAL LIABILITIES	$14,528	$14,028

STOCKHOLDERS' EQUITY

Common stock: authorized 75,000,000; $0.001 par value; 5,080,000 and 4,000,000 shares issued and outstanding at September 30, 2017 and June 30, 2016	$5,080	$5,080
Additional Paid In Capital	42,120	42,120
Profit (loss) accumulated during the development stage	(51,733)	(50,394)

Total Stockholders' Equity	$(4,533)	$(3,194)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,995	$10,834

The accompanying notes are an integral part of these financial statements

APEX RESOURCES INC
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30, 2017	September 30, 2016
REVENUES
Sales:
Merchandise Sales	$30,108	$31,838
Total Income	30,108	31,838

Cost of Goods Sold:
Purchases - Resale Items	$29,854	$31,073
Total Cost of Goods Sold	29,854	31,073

Gross Profit	254	765

Operating Expenses:
General and administrative	$1,521	$769
Depreciation	72	72

Total Expenses	1,593	841

Income Before Income Tax	$(1,339)	$(75)

Provision for Income Tax	-	-

Net Income for Period	(1,339)	(75)

Net gain (loss) per share:
Basic and diluted	$(0.0003)	$(0.0000)

Weighted average number of shares outstanding:

Basic and diluted	5,080,000	4,000,000

The accompanying notes are an integral part of these financial statements

APEX RESOURCES INC
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30, 2017	September 30, 2016

Operating activities:

Net Income	$(1,339)	$(75)
Adjustment to reconcile net loss to net cash provided by operations:
Changes in assets and liabilities:
Accumulated Depreciation	72	72
Accounts Payable	-
Accrued Expenses	(1,000)
Provision for Income Tax	-	-
Net cash provided by operating activities	(2,267)	(3)

Financing activities:
Proceeds from issuance of common stock	-	-
Due to related party	1,500	-

Net cash provided by financing activities	1,500	-

Investing activities:
Purchase of Building	-	-

Net cash provided by investing activities	-	-

Net increase in cash	(767)	(3)

Cash, beginning of period	2,756	70

Cash, end of period	$1,989	$66

Supplemental disclosure of cash flow information:

Cash paid during the period

Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements

Apex Resources Inc

Notes to the Condensed Financial Statements

September 30, 2017

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

The Financial Statements and related disclosures as of September 30, 2017 are reviewed pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “Apex”, “Apex Resources”, “we”, “us”, “our” or the “company” are to Apex Resources Inc.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2017.

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

September 30, 2017

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

September 30, 2017

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

Our effective tax rate for fiscal year 2018 is 17%, which we expect to be fairly consistent in the near term. Our tax rate is also affected by discrete items that may occur in any given year, but are not consistent from year to year.

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

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of September 30, 2017, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

Apex Resources Inc

Notes to the Condensed Financial Statements

September 30, 2017

Unaudited Financial Statements

The balance sheet as of September 30, 2017, the statements of operations and cash flows for the three-month period ended September 30, 2017, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended September 30, 2017 are not necessarily indicative of results expected for the full year ending June 30, 2018. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2017 have been made.

It is suggested that these statements be read in conjunction with the June 30, 2017 audited financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note 3: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the period from inception (March 31, 2015) to September 30, 2017, the Company had a net profit (loss) of $(51,733). The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

Apex Resources Inc

Notes to the Condensed Financial Statements

September 30, 2017

Note 6: Debt

In June 2015 the Director and President of the Company made the initial deposits to the Company’s bank accounts (checking and savings) in the amount $105 which is being carried as a loan payable. The Director loaned the company additional funds from time to time, paying expenses on behalf of the Company. The balance of the loan at September 30, 2017 is $2,731. The loan is non-interest bearing, unsecured and due upon demand.

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

Land – 0 years

Buildings – 15 years

Office Equipment – 7 years

For the three months ended September 30, 2017 the Company recorded depreciation expense of $72 for the building.

Apex Resources Inc

Notes to the Condensed Financial Statements

September 30, 2017

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

The components of income (loss) before income taxes were comprised of the following:

Year ended June 30, 2017
Tax jurisdictions from:
– U.S.	$(53,102)
Income (loss) before income taxes	$(53,102)

Provision for income taxes (at 17%) consisted of the following:

Year ended June 30, 2017
Current:
(9,027)
Income tax expense	$(9,027)

Apex Resources Inc

Notes to the Condensed Financial Statements

September 30, 2017

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

Three Months Ended September 30, 2017

Deferred tax assets:
Net operating tax carryforward	$(1,339)
Tax rate	17%
Gross deferred tax assets
Valuation allowance	(228)

Net deferred tax assets	$-0-

Apex Resources Inc is registered in the State of Nevada and is subject to United States of America tax law.

Note 10: Related Party Transactions

The Company’s sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

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

Results of Operations

We have had $312,940 in operating revenues and $285,133 in cost of goods sold since our inception on March 31, 2015 through September 30, 2017. Our activities have been financed from $27,807 in gross profits, a loan of $105 from our sole officer and director to open the company bank accounts, $4,000 from the sale of 4,000,000 shares of common stock to our director and $43,200 in proceeds from the sale of 1,080,000 shares at $0.04 per share to 31 independent shareholders pursuant to the company’s Registration Statement on Form S-1.

For the period from inception through September 30, 2017, we incurred operating expenses of $79,540, consisting primarily of advertising expenses, professional fees and office expenses and recorded a provision for income tax of $1,297 for a net loss of $51,733.

For the three months ended September 30, 2017 we generated $30,108 in revenues and $29,854 in cost of goods sold for a gross profit of $254. We incurred operating expenses of $1,593, consisting primarily of general expense and depreciation expense for a net loss of $1,339.

For the three months ended September 30, 2016 we generated $31,838 in revenues and $31,073 in cost of goods sold for a gross profit of $765. We incurred operating expenses of $841, consisting primarily of general expense and depreciation expense for a net loss of $75.

Plan of Operation for the next 12 months

Our cash balance is $1,989 as of September 30, 2017. Our cash balance is not sufficient to fund our limited levels of operations.

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

Our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have generated $312,940 in revenues but no significant increase in revenues are anticipated until we complete our initial business development. There is no assurance we will ever reach that stage. To meet our need for cash we have raised money from an offering pursuant to a Registration Statement filed on Form S-1, however we were only able to raise half the amount we anticipated. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

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

Liquidity and Capital Resources

At September 30, 2017 the Company had $1,989 in cash and there were outstanding liabilities of $14,528. Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended September 30, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Apex Resources Inc
Registrant

Date: November 14, 2017	By:	/s/ Tadas Dabasinkas
Tadas Dabasinkas
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

