Form 10-Q
period 2017-12-31
APEX RESOURCES INC/NV
filed 2018-01-26
CIK 1653710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2017

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,080,000 shares as of January 19, 2018

ITEM 1. FINANCIAL STATEMENTS

KIRTANE & PANDIT LLP CHARTERED ACCOUNTATS

H-16, Saraswat Colony, Sitladevi Temple Road, Mahim (W), Mumbai 400016

T: 91-22-24444119 Email:kpcamumbai@kirtanepandit.com

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying balance sheet, and related statement of operation, stockholders' equity and cash flows of Apex Resources Inc. (the "Company") as of December 31, 2017, and the three-month periods then ended. These interim financial statements are the responsibility of the company's management.

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

For Kirtane & Pandit LLP

Chartered Accountants

FRN: 105215W/W100057

PCAOB FIRM ID NO 5686

/s/ Milind Bhave

Partner

Membership No. 047973

Place: Mumbai, India

Date: January 15, 2018

APEX RESOURCES INC
BALANCE SHEETS

	December 31, 2017	June 30, 2017
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$239	$2,756

TOTAL CURRENT ASSETS	239	2,756

FIXED ASSETS
Building	$4,328	$4,328
Accumulated Depreciation - Building	(721)	(577)
Land	4,328	4,328

TOTAL FIXED ASSETS	7,934	8,078

TOTAL ASSETS	$8,172	$10,834

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable	$0	$10,000
Accrued Expenses	500	1,500
Loan Payable - Due to Director	3,231	1,231
Income Tax Payable	1,297	1,297

TOTAL LIABILITIES	$5,028	$14,028

STOCKHOLDERS' EQUITY

Common stock: authorized 75,000,000; $0.001 par value; 5,080,000 shares issued and outstanding at December 31, 2017 and June 30, 2017	$5,080	$5,080
Additional Paid In Capital	42,120	42,120
Profit (loss) accumulated during the development stage	(44,055)	(50,394)

Total Stockholders' Equity	$3,145	$(3,194)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,172	$10,834

The accompanying notes are an integral part of these financial statements

APEX RESOURCES INC
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
REVENUES
Sales:
Merchandise Sales	$30,366	$30,606	$60,474	$62,444
Total Income	30,366	30,606	60,474	62,444

Cost of Goods Sold:
Purchases - Resale Items	$20,989	$23,922	$50,843	$54,995
Total Cost of Goods Sold	20,989	23,922	50,843	54,995

Gross Profit	9,377	6,684	9,631	7,449

Operating Expenses:

General and administrative	$1,627	$16,110	$3,148	$16,879
Advertising & Promotion	-	43,100	-	43,100
Depreciation	72	72	144	144

Total Expenses	1,699	59,282	3,292	60,123

Income Before Income Tax	$7,678	$(52,598)	$6,339	$(52,674)

Provision for Income Tax	-	-	-	-

Net Income for Period	7,678	(52,598)	6,339	(52,674)

Net gain (loss) per share:
Basic and diluted	$0.0015	$(0.0104)	$0.0012	$(0.0104)

Weighted average number of shares outstanding:

Basic and diluted	5,080,000	5,080,000	5,080,000	5,080,000

The accompanying notes are an integral part of these financial statements

APEX RESOURCES INC
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	December 31, 2017	December 31, 2016

Operating activities:

Net Income	$6,339	$(52,674)

Adjustment to reconcile net loss to net cash provided by operations:

Changes in assets and liabilities:
Accumulated Depreciation	144	144
Accounts Payable	(10,000)	10,000
Accrued Expenses	(1,000)
Provision for Income Tax	-	-
Net cash provided by operating activities	(4,517)	(42,529)

Financing activities:

Proceeds from issuance of common stock	-	43,200
Due to related party	2,000	-

Net cash provided by financing activities	2,000	43,200

Investing activities:
Purchase of Building	-	-

Net cash provided by investing activities	-	-

Net increase in cash	(2,517)	671

Cash, beginning of period	2,756	70

Cash, end of period	$239	$740

Supplemental disclosure of cash flow information:

Cash paid during the period

Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements

Apex Resources Inc

Notes to the Condensed Financial Statements

December 31, 2017

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

The Financial Statements and related disclosures as of December 31, 2017 are reviewed pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “Apex”, “Apex Resources”, “we”, “us”, “our” or the “company” are to Apex Resources Inc.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2017.

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

December 31, 2017

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

December 31, 2017

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

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of December 31, 2017, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

Apex Resources Inc

Notes to the Condensed Financial Statements

December 31, 2017

Unaudited Financial Statements

The balance sheet as of December 31, 2017, the statements of operations and cash flows for the three and six-month periods ended December 31, 2017, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three and six months ended December 31, 2017 are not necessarily indicative of results expected for the full year ending June 30, 2018. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at December 31, 2017 have been made.

It is suggested that these statements be read in conjunction with the June 30, 2017 audited financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note 3: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern for one year after the date the financial statements were issued.

For the period from inception (March 31, 2015) to December 31, 2017, the Company had a net profit (loss) of $(44,055). The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

Apex Resources Inc

Notes to the Condensed Financial Statements

December 31, 2017

Note 6: Debt

In June 2015 the Director and President of the Company made the initial deposits to the Company’s bank accounts (checking and savings) in the amount $105 which is being carried as a loan payable. The Director loaned the company additional funds from time to time, paying expenses on behalf of the Company. The balance of the loan at December 31, 2017 is $3,231. The loan is non-interest bearing, unsecured and due upon demand.

Note 7: Capital Stock

The Company has 75,000,000 shares of common stock with a par value of $0.001 per share.

On June 15, 2015 the Company issued 4,000,000 shares of common stock for a purchase price of $0.001 per share to its sole director. The Company received aggregate gross proceeds of $4,000. As of December 31, 2017 there were no outstanding stock options or warrants.

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

For the three months ended December 31, 2017 the Company recorded depreciation expense of $72 for the building.

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

December 31, 2017

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

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. For the six months ended December 31, 2017 the Company recorded a net gain of $6,339.

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

Results of Operations

We have had $343,306 in operating revenues and $306,122 in cost of goods sold since our inception on March 31, 2015 through December 31, 2017. Our activities have been financed from $37,184 in gross profits, a loan of $105 from our sole officer and director to open the company bank accounts, $4,000 from the sale of 4,000,000 shares of common stock to our director and $43,200 in proceeds from the sale of 1,080,000 shares at $0.04 per share to 31 independent shareholders pursuant to the company’s Registration Statement on Form S-1.

For the period from inception through December 31, 2017, we incurred operating expenses of $81,239, consisting primarily of advertising expenses, professional fees and office expenses and recorded a provision for income tax of $1,297 for a net loss of $44,055.

For the three months ended December 31, 2017 we generated $30,366 in revenues and $20,989 in cost of goods sold for a gross profit of $9,377. We incurred operating expenses of $1,699, consisting primarily of general expense and depreciation expense for a net gain (loss) of $7,678.

For the three months ended December 31, 2016 we generated $30,606 in revenues and $23,922 in cost of goods sold for a gross profit of $6,684. We incurred operating expenses of $59,282, consisting of $43,100 in advertising and promotional expense and the balance in general expense and depreciation expense for a net gain (loss) of $(52,598).

For the six months ended December 31, 2017 we generated $60,474 in revenues and $50,843 in cost of goods sold for a gross profit of $9,631. We incurred operating expenses of $3,292, consisting primarily of general expense and depreciation expense for a net gain (loss) of $6,339.

For the six months ended December 31, 2016 we generated $62,444 in revenues and $54,995 in cost of goods sold for a gross profit of $7,449. We incurred operating expenses of $60,123, consisting of $43,100 in advertising and promotional expense and the balance in general expense and depreciation expense for a net gain (loss) of $(52,674).

Plan of Operation for the next 12 months

Our cash balance is $239 as of December 31, 2017. Our cash balance is not sufficient to fund our limited levels of operations.

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

Our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have generated $343,306 in revenues but no significant increase in revenues are anticipated until we complete our initial business development. There is no assurance we will ever reach that stage. To meet our need for cash we have raised money from an offering pursuant to a Registration Statement filed on Form S-1, however we were only able to raise half the amount we anticipated. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

We have commenced our steam room products distribution business. In the next twelve months, we plan to engage in the following activities to expand our business operations:

During the first stages of our growth, our director will provide all of the labor required to execute our business plan at no charge. Funds will come from cash on hand from revenues or loans from our director.

Our president will devote approximately 10 to 20 hours of his time to our operations. Once we are able to attract more and more customers to buy our product he has agreed to commit more time as required. Because he will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to him. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a cessation of operations.

Our specific goal is to profitably sell our product. Our plan of operations is as follows:

Negotiation With Potential Customers (Distributors And Brokers)

Months 1-6:  We will continue to negotiate agreements with national medium-sized wholesale and wholesale Steam Room Distribution companies. To date, several medium-sized wholesale Steam Room Distribution companies have expressed interest in our products.  We have contacted buyers from these companies and have engaged in discussion regarding supplying Steam Room Distribution products; we sold to one of the Steam Room Distribution firms, who continues to make repeat orders. We have no written agreements with any of them at the current time but we will be providing samples to several buyers in an attempt to secure contracts with these companies. We have purchased samples which will be provided to our main prospects; the cost of $43,100 was split between our offering proceeds and revenues.

Marketing

Months 1-12:  We plan to advertise through home improvement trade shows and a road show campaign at the stores of our future customers, distributors and brokers. We continue to develop and maintain a database of potential customers who may want to purchase Steam Room products from us. We follow up with these clients periodically, send them our new catalogues and offer them presentations and special discounts from time to time. We plan to print catalogues and flyers and mail them to potential customers as part of our marketing campaign if we have the funds from revenues to do so. We intend to use marketing strategies, such as web advertisements, direct mailing, samples for main prospects and phone calls to acquire additional customers. We intend to spend $3,000 - $5,000 on marketing efforts during this year. Marketing is an ongoing matter that will continue during the life of our operations.

Development of Our Website

Months 7-12:  During this period, we intend to further develop our website, if revenues will support the expense. We may hire a web designer to help us with the design and basic development of our website if our director is unable to accomplish it. We do not have any written agreements with any web designers at current time. The basic website development cost is expected to be $1,700. Updating and improving our website will continue throughout the lifetime of our operations.

It is our plan that when we have enough money we want to start making and selling our own brand of steam room products (steam rooms).

For the current time, our company is focused on getting our second and third customer and selling them more of the steam rooms. I hope we can add second and third customer in the next 12-18 months.

Liquidity and Capital Resources

At December 31, 2017 the Company had $239 in cash and there were outstanding liabilities of $5,028. Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended December 31, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Registration Statement on Form S-1, filed under SEC File Number 333-207109, at the SEC website at www.sec.gov:

Exhibit No.	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
23.1	Auditor Consent
31.1	Sec. 302 Certification of Principal Executive Officer
31.2	Sec. 302 Certification of Principal Financial Officer
32.1	Sec. 906 Certification of Principal Executive Officer
32.2	Sec. 906 Certification of Principal Financial Officer
101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apex Resources Inc Registrant

Date: January 26, 2018	By:	/s/ Tadas Dabasinkas
Tadas Dabasinkas
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

