Form 10-K/A
period 2017-06-30
APEX RESOURCES INC/NV
filed 2018-02-13
CIK 1653710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

(775) 253-3921

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 13, 2018 the registrant had 5,080,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of February 13, 2018.

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

Our specific goal is to profitably sell our product. Our plan of operations is as follows:

Negotiation With Potential Customers (Distributors And Brokers)

Months 1-6: We continue to negotiate agreements with national medium-sized wholesale and wholesale Steam Room Distribution companies. To date, several medium-sized wholesale Steam Room Distribution companies have expressed interest in our products. We have contacted buyers from these companies and have engaged in discussion regarding supplying Steam Room Distribution products; we sold to one of the Steam Room Distribution firms who continues to make repeat orders . We have no written agreements with any of them at the current time but we will be providing samples to several buyers in an attempt to secure contracts with these companies. We have purchased samples which will be provided to our main prospects; the cost of $43,100 was split between our offering proceeds and revenues.

Marketing

Months 1-12: We plan to advertise through home improvement trade shows and a road show campaign at the stores of our future customers, distributors and brokers. We continue to develop and maintain a database of potential customers who may want to purchase Steam Room products from us. We follow up with these clients periodically, send them our new catalogues and offer them presentations and special discounts from time to time. We plan to print catalogues and flyers and mail them to potential customers as part of our marketing campaign if we have the funds from revenues to do so. We intend to use marketing strategies, such as web advertisements, direct mailing, samples for main prospects and phone calls to acquire additional customers. We intend to spend $3,000 -$5,000 on marketing efforts during the next year. Marketing is an ongoing matter that will continue during the life of our operations.

Development of Our Website

Months 7-12: During this period, we intend to further develop our website , if revenues will support the expense . We may hire a web designer to help us with the design and basic development of our website if our director is unable to accomplish it. We do not have any written agreements with any web designers at current time. The basic website development cost is expected to be $1,700. Updating and improving our website will continue throughout the lifetime of our operations.

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

Varna, Lithuania

Report of Independent Registered Public Accounting Firm

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Apex Resources Inc. (the "Company") as of June 30, 2017, and June 30, 2016 , the related statements of income, retained earnings, and cash flows for each of the two years in the period ended June 30, 2017 and the related notes ( collectively referred to as the “ financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financials position of the Company as of June 30, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

For Kirtane & Pandit LLP
Chartered Accountants
FRN: 105215W/W100057

PCAOB FIRM ID NO 5686

Milind Bhave

Partner

Membership No. 047973

Place: Mumbai, India

Date: February 9, 2018

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

The accompanying notes are an integral part of these financial statements

APEX RESOURCES INC
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Audited)
From Inception March 31, 2015 to June 30, 2017

	Common Stock				Total
	Number of		Additional	Accumulated	Shareholders'
	Shares	Par Value	Paid in Capital	Gain (Deficit)	Equity

Balance, March 31, 2015 (Inception)	-	$-	$-	$-	$-

Common Shares issued:
for cash on June 15, 2015	4,000,000	4,000	-		4,000

Net gain (loss)	-	-	-	6,334	6,334
Balance, June 30, 2015	4,000,000	$4,000	$-	$6,334	$10,334

Net gain (loss)	-	-	-	(3,625)	(3,625)
Balance, June 30, 2016	4,000,000	$4,000	$-	$2,708	$6,708

Common Shares issued:
for cash in November 2016	1,080,000	1,080	42,120		43,200

Net gain (loss)	-	-	-	(53,102)	(53,102)
Balance, June 30, 2017	5,080,000	$5,080	$42,120	$(50,394)	$(3,194)

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

___________

* Included in our filing on Form S-1 under Commission File Number 333-207109.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 13, 2018.

Apex Resources Inc Registrant

By:	/s/ Tadas Dabasinkas
Tadas Dabasinkas
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

