Form 10-Q/A
period 2017-09-30
APEX RESOURCES INC/NV
filed 2018-02-13
CIK 1653710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,080,000 shares as of February 13, 2018.

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

Our specific goal is to profitably sell our product. Our plan of operations is as follows:

Negotiation With Potential Customers (Distributors And Brokers)

Months 1-6:  We will continue to negotiate agreements with national medium-sized wholesale and wholesale Steam Room Distribution companies. To date, several medium-sized wholesale Steam Room Distribution companies have expressed interest in our products.  We have contacted buyers from these companies and have engaged in discussion regarding supplying Steam Room Distribution products; we sold to one of the Steam Room Distribution firms who continues to make repeat orders. We have no written agreements with any of them at the current time but we will be providing samples to several buyers in an attempt to secure contracts with these companies. We have purchased samples which will be provided to our main prospects; the cost of $43,100 was split between our offering proceeds and revenues.

Marketing

Months 1- 12:   We plan to advertise through home improvement trade shows and a road show campaign at the stores of our future customers, distributors and brokers. We continue to develop and maintain a database of potential customers who may want to purchase Steam Room products from us. We follow up with these clients periodically, send them our new catalogues and offer them presentations and special discounts from time to time. We plan to print catalogues and flyers and mail them to potential customers as part of our marketing campaign if we have the funds from revenues to do so. We intend to use marketing strategies, such as web advertisements, direct mailing, samples for main prospects and phone calls to acquire additional customers. We intend to spend $3,000-$5, 000 on marketing efforts during the this year. Marketing is an ongoing matter that will continue during the life of our operations.

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

Apex Resources Inc
Registrant

Date: February 13, 2018	By:	/s/ Tadas Dabasinkas
Tadas Dabasinkas
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

