Form 10-K/A
period 2017-06-30
APEX RESOURCES INC/NV
filed 2018-06-12
CIK 1653710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 3

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

Commission File Number 333-207109

APEX RESOURCES INC.
(Exact name of registrant as specified in its charter)

NEVADA

(State or other jurisdiction of incorporation or organization)

150 S. Los Robles Avenue, Suite 650, Pasadena, CA 91101

(Address of principal executive offices, including zip code)

(626) 910-5101

(Telephone number, including area code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 8, 2018 the registrant had 5,080,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of June 8, 2018.

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

The primary focus of APEX RESOURCES INC is providing high quality steamroom products at extremely competitive prices all the while providing best customer satisfaction service, creating unique customer experience from initial customer contact to final product order from our company. We have commenced initial selling activities.

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

•	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;

•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

•	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

•	the bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer's account.

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

If we do not generate revenues, these funds will have to be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We will also require additional financing to sustain our business operations if we are ultimately not successful in earning revenues. We currently do not have any arrangements regarding the offering or following the offering for further financing and we may not be able to obtain financing when required. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Marketing

Months 1-12: We plan to advertise through home improvement trade shows and a road show campaign at the stores of our future customers, distributors and brokers. We continue to develop and maintain a database of potential customers who may want to purchase Steam Room products from us. We follow up with these clients periodically, send them our new catalogues and offer them presentations and special discounts from time to time. We plan to print catalogues and flyers and mail them to potential customers as part of our marketing campaign if we have the funds from revenues to do so. We intend to use marketing strategies, such as web advertisements, direct mailing, samples for main prospects and phone calls to acquire additional customers. We intend to spend $3,000-$5,000 on marketing efforts during the next year. Marketing is an ongoing matter that will continue during the life of our operations.

Development of Our Website

Months 7-12: During this period, we intend to further develop our website, if revenues will support the expense . We may hire a web designer to help us with the design and basic development of our website if our director is unable to accomplish it. We do not have any written agreements with any web designers at current time. The basic website development cost is expected to be $1,700. Updating and improving our website will continue throughout the lifetime of our operations.

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

For the period from inception (March 31, 2015) to June 30, 2017, the Company had a net profit (loss) of $(50,394). The Company also has a negative net worth of $3,194. This raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The ability to continue as a going concern is dependent upon the Company’s ability to successfully execute its business plan and generate profitable operations in the future, and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operation when they become due. Management intends to finance operating costs over the next twelve months with loans from related parties or the issuance of equity and debt securities.

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

Item 8. Financial Statements

KIRTANE & PANDIT LLP CHARTERED ACCOUNTANTS

H-16, Saraswat Colony, Sitladevi Temple Road, Mahim (W), Mumbai 400016

T: 91-22-24444119 Email:kpcamumbai@kirtanepandit.com

To the Board of Directors and Stockholders'
Apex Resources Inc. Alyataus g. 100

Varna, Lithuania

Report of Independent Registered Public Accounting Firm

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Apex Resources Inc. (the "Company") as of June 30, 2017, and June 30, 2016, the related statements of operations , changes in shareholders' equity, and cash flows for each of the two years in the period ended June 30, 2017 and the related notes ( collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financials position of the Company as of June 30, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 3 to the financial statements, the company has incurred a net loss of $50,394 since inception and has a negative net worth of $3,194 as of June 30, 2017. Th is raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued .

The ability to continue as a going concern is dependent upon the Company’s ability to successfully execute its business plan and generate profitable operations in the future, and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operation when they become due. Management intends to finance operating costs over the next twelve months with loans from related parties or the issuance of equity and debt securities. Management has also given its plan in regard to these matters which are described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to the matter.

For Kirtane & Pandit LLP
Chartered Accountants
FRN: 105215W/W100057

PCAOB FIRM ID NO 5686

Milind Bhave

Partner

Membership No. 047973

Place: Mumbai, India

Date: June 8, 2018

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

For the period from inception (March 31, 2015) to June 30, 2017, the Company had a net profit (loss) of $(50,394). The Company also has a negative net worth of $3,194. This raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The ability to continue as a going concern is dependent upon the Company’s ability to successfully execute its business plan and generate profitable operations in the future, and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operation when they become due. Management intends to finance operating costs over the next twelve months with loans from related parties or the issuance of equity and debt securities.

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

Item 9. Changes in and Disagreements with Accountants on Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2017, because of the material weaknesses in our internal control over financial reporting as discussed below.

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

Management, including our president, has discussed the material weaknesses noted above with our independent registered public accounting firm. Due to the nature of these material weaknesses, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

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

___________

* Included in our filing on Form S-1 under Commission File Number 333-207109.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 12, 2018.

Apex Resources Inc Registrant

By:	/s/ Jeff Bodnar
Jeff Bodn a r
(Principal Executive Officer)

By:	/s/ Meijuan Fu
Meijuan Fu
(Principal Financial Officer and Principal Accounting Officer )

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Xiaoya Deng	Director	June 12, 2018
Xiaoya Deng

/s/ Wing Moon Yuen	Director	June 12, 2018
Wing Moon Yuen

/s/ Meijuan Fu	Chief Financial Officer and Director	June 12, 2018
Meijuan Fu

