Form 10-Q/A
period 2017-09-30
APEX RESOURCES INC/NV
filed 2018-06-12
CIK 1653710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

Commission file number 333-207109

APEX RESOURCES INC
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

150 S. Los Robles Avenue, Suite 650, Pasadena, CA 91101

(Address of principal executive offices, including zip code.)

(626) 910-5101
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,080,000 shares as of June 8, 2018.

ITEM 1. FINANCIAL STATEMENTS

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

It is suggested that these statements be read in conjunction with the June 30, 2017 audited financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K and the related amendments filed with the Securities and Exchange Commission.

Note 3: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern for one year after the date the financial statements were issued.

For the period from inception (March 31, 2015) to September 30, 2017, the Company had a net profit (loss) of $(51,733). The Company also has a negative net worth of $4,533 as of September 30, 2017 . This raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued .

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

Marketing

Months 1-12:  We plan to advertise through home improvement trade shows and a road show campaign at the stores of our future customers, distributors and brokers. We continue to develop and maintain a database of potential customers who may want to purchase Steam Room products from us. We follow up with these clients periodically, send them our new catalogues and offer them presentations and special discounts from time to time. We plan to print catalogues and flyers and mail them to potential customers as part of our marketing campaign if we have the funds from revenues to do so. We intend to use marketing strategies, such as web advertisements, direct mailing, samples for main prospects and phone calls to acquire additional customers. We intend to spend $3,000-$5,000 on marketing efforts during the this year. Marketing is an ongoing matter that will continue during the life of our operations.

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

For the period from inception (March 31, 2015) to September 30 , the Company had a net profit (loss) of $(51,733). The Company also has a negative net worth of $ 4,533 as of September 30, 2017 . This raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective as of September 30, 2017, because of the material weaknesses in our internal control over financial reporting listed below:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties : We have an inadequate number of personnel to properly implement control procedures.

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

Apex Resources Inc
Registrant

Date: June 12, 2018	By:	/s/ Jeff Bodnar
Jeff Bodn a r
(Principal Executive Officer)

By:	/s/ Meijuan Fu
Meijuan Fu
(Principal Financial Officer and Principal Accounting Officer)

