Form 10-Q/A
period 2017-12-31
APEX RESOURCES INC/NV
filed 2018-06-12
CIK 1653710

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,080,000 shares as of June 8, 2018

ITEM 1. FINANCIAL STATEMENTS

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

It is suggested that these statements be read in conjunction with the June 30, 2017 audited financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K and related amendments filed with the Securities and Exchange Commission.

Note 3: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern for one year after the date the financial statements were issued.

For the period from inception (March 31, 2015) to December 31, 2017, the Company had a net profit (loss) of $(44,055). The Company’s net worth was $3,145 as of December 31, 2017. This raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

For the period from inception (March 31, 2015) to December 31 , 2017, the Company had a net profit (loss) of $(44,055). The Company's net worth was $3,145 as of December 31, 2017.  This raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective as of December 31, 2017, because of the material weaknesses in our internal control over financial reporting listed below:

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

Due to the nature of these material weaknesses, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected

Changes in Internal Controls over Financial Reporting

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

Apex Resources Inc Registrant

Date: June 12, 2018	By:	/s/ Jeff Bodnar
Jeff Bodnar
(Principal Executive Officer)

By:	/s/ Meijuan Fu
Meijuan Fu
( Principal Financial Officer and Principal Accounting Officer )

