Form 10-Q
period 2018-03-31
APEX RESOURCES INC/NV
filed 2018-07-03
CIK 1653710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

Commission File Number 333-207109

APEX RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

150 S. Los Robles Avenue, Suite 650, Pasadena, CA 91101

(Address of principal executive offices, including zip code.)

(626) 910-5101

(Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,080,000 shares as of June 28, 2018

APEX RESOURCES, INC.

FORM 10-Q FOR THE NINE-MONTH PERIOD ENDED MARCH 31, 2018

ITEM 1. FINANCIAL STATEMENTS

APEX RESOURCES INC
BALANCE SHEETS

	March 31, 2018 (Unaudited)	June 30, 2017 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$507	$2,756
Prepaid purchase	32,836	-
Total Current Assets	33,343	2,756

Fixed Assets
Building	4,328	4,328
Accumulated Depreciation - Building	(793)	(577)
Land	4,328	4,328
Total Fixed Assets	7,863	8,078

Total Assets	$41,206	$10,834

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Bank Overdraft	$14	$-
Accounts Payable	497	10,000
Unearned Revenue	33,790	-
Accrued Expenses	261.85	1,500
Loan Payable - Due to Director	-	1,231
Income Tax Payable	-	1,297
Total Current Liabilities	34,562	14,028

Total Liabilities	34,562	14,028

Commitment and Contingencies	-	-

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares
authorized; 5,080,000 shares issued and outstanding	5,080	5,080
Additional paid-in-capital	45,851	42,120
Deficit accumulated during the development stage	(44,287)	(50,394)
Total Stockholders’ Equity (Deficit)	6,644	(3,194)

Total Liabilities and Stockholders’ Equity (Deficit)	$41,206	$10,834

The accompanying notes are an integral part of these financial statements

APEX RESOURCES INC
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017

Revenue	$-	$31,237	$60,474	$93,681
Cost of Goods Sold	$-	$(30,388)	$(50,843)	$(85,383)
Gross Profit	$-	$849	$9,631	$8,298

Operating Expenses
General and administrative expenses	1,458	1,715	4,606	18,594
Advertising and promotion	-	-	-	43,099
Depreciation	72	72	216	216
Total Operating Expenses	1,530	1,787	4,822	61,909
Net Income (Loss) from Operations	(1,530)	(938)	4,809	(53,611)

Other Income (Expense)	-	-	-	-

Income (Loss) Before Income Taxes	(1,530)	(938)	4,809	(53,611)

Provision for (Benefit of) Income Taxes
Income tax expense (benefit) - Current	(1,298)	-	(1,298)	-

Net Income (Loss)	$(232)	$(938)	$6,107	$(53,611)

Earnings (Loss) per Common Share:
Basic and Diluted	$(0.0000)	$(0.0002)	$0.0012	$(0.0106)

Weighted average number of common shares outstanding:
Basic and Diluted	5,080,000	5,080,000	5,080,000	5,080,000

The accompanying notes are an integral part of these financial statements

APEX RESOURCES INC
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended	Nine months ended
	March 31, 2018	March 31, 2017
Operating Activities
Net Income (Loss)	6,107	(53,611)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	216	216
Changes in operating assets and liabilities
Prepaid purchase	(32,836)	-
Accounts payable	(9,503)	10,000
Bank overdraft	14	-
Unearned revenue	33,790	-
Accrued expenses	(1,238)	-
Income tax payable	(1,298)	-
Net cash used in operating activities	(4,748)	(43,395)

Investing Activities	-	-
Net cash provided by (used in) investing activities	-	-

Financing Activities
Proceeds from issuance of common stock	-	43,200
Proceeds from loan from Director	2,500	500
Net cash provided by financing activities	2,500	43,700

Net increase (decrease) in cash and cash equivalents	$(2,248)	$305

Cash and equivalents at beginning of the period	2,756	70

Cash and equivalents at end of the period	$507	$375

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

Significant non-cash transactions:
Discharged loan from Director converted to additional paid-in capital	$3,731	$-

The accompanying notes are an integral part of these financial statements

Apex Resources, Inc.

Notes to the Condensed Financial Statements

March 31, 2018

Note 1: Organization and Basis of Presentation

Apex Resources, Inc. (the “Company”) is a corporation established under the Corporation Laws of the State of Nevada on March 31, 2015.

Sales of Steam Room Products

Prior to April 7, 2018, the Company was engaged in the business of selling high quality stream room products at competitive prices. The Company conducted the steam room sales operation from its principal office in Lithuania. The Company’s purchases and sales prices were both quoted in the U.S. Dollars and, therefore, used the U.S. Dollar as its functional currency to account for the financial position and results of operations of the steam room products sales activities.

On March 23, 2018, a change in control of the Company occurred, pursuant to which three parties acquired an aggregate 4,000,000 shares of the Company’s common stock (or approximately 78.74% of the total issued and outstanding shares of the Company as of the date of acquisition) from Tadas Dabasinkas, pursuant to that certain Securities Purchase Agreement (the “SPA”). Mr. Dabasinkas received an aggregate $443,079 for the 4,000,000 shares; the Company received no proceeds from this transaction. Pursuant to the SPA and other related agreements, Mr. Dabasinkas resigned from all management and Board positions; and all of the Company’s outstanding loan balance owed to Mr. Dabasinkas, in the amount of $3,731, was fully forgiven by Mr. Dabasinkas. As a result, the Company recorded additional paid-in capital as of March 23, 2018 for the $3,731 debt discharged by Mr. Dabasinkas. See Note 6: “Debt Discharge” and Note 8: “Change in Control”, for additional details.

After the end of the period, the Company completed the last sale of steam room products by making delivery on April 6, 2018 of inventory ordered by a customer in February 2018. The steam room sales activities were discontinued after April 6, 2018.

Data Center Hosting Services

The Company entered into an agreement dated April 26, 2018 (the “ADC Agreement”) with Chongqing Puxin Blockchain Technology Co., Ltd. (“Puxin”), a cryptocurrency mining company in China, pursuant to which the Company will contribute $2.0 million to a new company, Apex Data Center Inc. (“ADC”) incorporated by Puxin, in exchange for an 80% equity in ADC. Puxin will retain 20% of the equity of ADC. ADC will build a “mining pool”, or a facility with rig machines that mine cryptocurrencies, for a hosting or management fee with the capability of accommodating up to 100,000 dedicated servers in a facility to be built in Washington State. While the Company does not currently own any rig machine, it is expected to receive and host 2,000 to 3,000 rig machines owned by Puxin in China into ADC’s facilities in the first phase. The Company will either host additional machines for other third parties or raise the capital to acquire additional machines. The target is to host a total of 10,000 rig machines in the facility in the next 12 months.

Under the ADC agreement, the Company has agreed to invest a total of $2 million for the construction and operation of the new ADC data center. Puxin will offer its expertise and assist the Company to design, budget, construct, and manage the day-to-day operations of the new ADC data center. Upon execution of the ADC Agreement, the Company is required to provide the first $280,000 of its total $2 million investment to ADC as working capital for development of the new ADC data center. To date, the Company has provided $20,000 of the required working capital amount.

If the Company fails to make its total capital contribution of $2 million, Puxin may increase its capital contribution for any unfulfilled amount, diluting the Company’s ownership interest in ADC proportionately. Alternatively, the parties may agree to admit a third party as a new investor, with the resulting dilution in ownership of ADC being borne completely by the Company.

The Company’s financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and are expressed in the U.S. dollars. The Company’s fiscal year-end is June 30.

Apex Resources, Inc.

Notes to the Condensed Financial Statements

March 31, 2018

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification (“ASC”), thereby removing the financial reporting distinction between development stage entities and other reporting entities from the U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements for the Company.

The Financial Statements and related disclosures as of March 31, 2018 are reviewed pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Unless the context otherwise requires, all references to “Apex”, “Apex Resources”, “we”, “us”, “our” or the “company” are to Apex Resources, Inc.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Bank overdraft, if any, is presented as a current liability in the balance sheet.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2018.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Apex Resources, Inc.

Notes to the Condensed Financial Statements

March 31, 2018

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal as of March 31, 2018.

Revenue Recognition

The company follows the guidelines of ASC 605-15 for revenue recognition. Revenue is recognized when all the following conditions have been met:

(1)	persuasive evidence of an arrangement exists;
(2)	delivery has occurred;
(3)	the selling price is fixed and determinable;
(4)	collectability is reasonably assured; and
(5)	the amount of future return can be reasonably estimated.

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

Income taxes are calculated and accrued for U.S. taxes only. The company did not accrue any Lithuanian taxes under Lithuanian corporate rules, as we believe our business activities prior to the April 7, 2018 discontinuance of steam room products sales generated no taxable income under the local tax rules.

Recent Accounting Pronouncements

Management has reviewed all the recently issued, but not yet effective, accounting pronouncements, and does not believe any of these pronouncements will have a material impact on the Company.

Apex Resources, Inc.

Notes to the Condensed Financial Statements

March 31, 2018

Unaudited Financial Statements

The balance sheet as of March 31, 2018, the statements of operations and cash flows for the three and nine-month periods ended March 31, 2018, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three and nine months ended March 31, 2018 are not necessarily indicative of results expected for the full year ending June 30, 2018. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2018 have been made.

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

For the period from its inception on March 31, 2015 to March 31, 2018, the Company had an accumulated net loss of $44,287. The Company’s net worth was $6,644 as of March 31, 2018. This raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

Note 4: Concentrations

For its steam room products business, the Company’s sales are concentrated with one customer. Although sales are made without collateral, management believes the credit-related losses are insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

Note 5: Legal Matters

The Company has no known legal proceedings pending.

Apex Resources, Inc.

Notes to the Condensed Financial Statements

March 31, 2018

Note 6: Debt Discharge

Since June 2015 the former principal shareholder, and sole officer and director of the Company Mr. Dabasinkas, has loaned the Company funds and paid business expenses on behalf of the Company from time to time. These loans are non-interest bearing, unsecured and due upon demand. As of March 23, 2018, the outstanding principal balance of such loans from and advances by Mr. Dabasinkas was in the amount of $3,731. As a result of the change in control on March 23, 2018, and as more fully described in Note 8: “Change in Control”, the entire unpaid principal balance of- these loans was discharged by Mr. Dabasinkas. Therefore, the balance of the loan at March 31, 2018 is $0. The Company recorded additional paid-in capital as of March 23, 2018 for the $3,731 debt discharged by Mr. Dabasinkas.

During the three and nine months ended March 31, 2018, Mr. Dabasinkas loaned the Company $500 and $2,500, respectively.

Note 7: Capital Stock

As of March 31, 2018 the Company has 75,000,000 shares of common stock, par value of $0.001 per share, authorized.

On June 15, 2015 the Company issued 4,000,000 shares of common stock for a purchase price of $0.001 per share to its then-sole Director. The Company received aggregate gross proceeds of $4,000. As of March 31, 2018 there were no outstanding stock options or warrants.

In October 2016 the Company sold and issued 1,080,000 shares at $0.04 per share pursuant to an offering pursuant to a Registration Statement on Form S-1, which was declared effective by the SEC on October 4, 2016. The shares were issued to 31 individuals for aggregate gross proceeds of $43,200.

Note 8: Change in Control

On March 23, 2018, three parties acquired an aggregate 4,000,000 shares of the Company’s common stock (or 78.74% of the total issued and outstanding shares of the Company as of the date of acquisition) from Tadas Dabasinkas pursuant to the SPA. Mr. Dabasinkas received an aggregate $443,079 for the 4,000,000 shares; the Company received no proceeds from this transaction. Pursuant to the SPA and other related agreements, Mr. Dabasinkas resigned from all management and Board positions; and all of the Company’s outstanding loan balance owed to Mr. Dabasinkas, in the amount of $3,731, was fully forgiven by Mr. Dabasinkas.

Note 9: Fixed Assets/Assets Held for Sale

In June 30, 2015, the Company purchased land and a small office located at Aytaus g. 100, Varena, Lithuania. The purchase price of $8,655 was allocated as $4,327.50 for the building and $4,327.50 for the land. As of March 31, 2018 and prior to April 7, 2018 the Company utilized the space as its principal office to conduct the Company’s former steam room products sales activities. As the Company discontinued the steam room products sales activities on April 7, 2018, the office in Lithuania is treated as an asset held for sale under ASC 250-45 and ASC 360-10 post-April 6, 2018.

Fixed assets are stated at cost. The Company utilizes straight-line depreciation over the estimated useful life of the asset.

Land	0 years
Buildings	15 years
Office Equipment	7 years

For the three- and nine-month periods ended March 31, 2018, the Company recorded depreciation expense of $72 and $216, respectively, for the building.

Note 10: Income Taxes

Apex Resources Inc. is registered in the State of Nevada and is subject to the tax law of the United States of America and a federal corporate statutory tax rate of 21% starting January 1, 2018.

As of March 31, 2018, the Company had net operating loss carry forwards of approximately $44,287 that may be available to reduce future years’ taxable income through 2035 and 2038. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Benefit of income taxes for the three and nine month-periods ended March 31, 2018 were $1,298 and $1,298, respectively. The income tax benefit results from a March 31, 2018 reversal of previously accrued income tax payable in the amount of $1,298.

Apex Resources, Inc.

Notes to the Condensed Financial Statements

March 31, 2018

Note 11: Related Party Transactions

The Company had a related party transaction involving the Company’s former principal shareholder and sole director and officer, Tadas Dabasinkas. The nature and details of the transaction are described in Note 6, “Debt Discharge”.

Note 12: Subsequent Events

The Company has evaluated events subsequent through the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued.

As discussed in Note 1, “Organization and Basis of Presentation”, a change in control of the Company occurred on March 23, 2018, followed by the discontinuation of its steam room products business on April 7, 2018. Subsequently the Company entered into the ADC Agreement on April 26, 2018, to develop a facility to host cryptocurrency mining operations. No adjustment was recorded in the Company’s financial statements as of March 31, 2018 to reflect any effect on the financial statements by the above events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Recent Developments

On March 23, 2018, three parties purchased an aggregate 4,000,000 shares, or approximately 78.7%, of the Company’s common stock from Tadas Dabasinkas, the principal shareholder, sole director and sole executive officer of the Company, being all the shares owned by him. Mr. Dabasinkas received an aggregate $443,079 for the 4,000,000 shares; the Company received no proceeds from this transaction. As a result of this transaction, control of the company changed from Mr. Dabasinkas to these three parties. On the same date, five additional individuals purchased an aggregate 1,078,450 shares, or approximately 21.2%, of the Company’s common stock from the Company’s other shareholders. The Company received no proceeds from this transaction. None of the purchasing shareholders is an affiliate of Mr. Tadasinkas or the other selling shareholders.

In connection with the transactions described above, Mr. Dabasinkas resigned from all of his positions with the Company, including Chief Executive Officer, President and director. The new majority shareholders of the Company elected new directors who, in turn, appointed new officers.

It is the intention of the Company’s new management to pursue a different business from that the steam room products business pursued by prior management, and which business was discontinued on April 7, 2018. The Company intends to pursue one or more business opportunities using blockchain technology related products and services in various areas, which may include financing, gaming, education and data storage.

Plan of Operations

Our cash balance as of March 31, 2018 was $507, which is insufficient to fund our intended business operations. The following plan of operations is dependent upon our ability to raise significant amounts of capital, in the form of equity and/or debt. There is no commitment from any person for any such capital and there can be no assurances that capital will be available to us on favorable terms, or at all. See “Liquidity and Capital Resources” below.

Blockchain technology is a decentralized ledger, providing a secure way to store information and data. Hash function links records together, and once records are created, they are stored by a distributed network of computers. Cryptocurrencies like Bitcoin, Bitcoin cash and Ethereum are one of the products utilizing blockchain technology, to protect transaction data from embezzlement or other malicious acts, as well as speed up the transferring process. This essentially takes out the middle man and makes transactions fair and without the costs or prohibitions inherent with centralized systems such as banks or the government. This is especially useful for international trades where traditionally parties may have to pay both countries for tax as well as banking fees in both countries. We intend to operate our business with the goal of furthering block chain technology through investment, research, partnership and pioneering this new field.

Apex Agreement

In furtherance of our new business, we entered into an agreement dated April 26, 2018 (the “ADC Agreement”) with Chongqing Puxin Blockchain Technology Co., Ltd. (“Puxin”), a cryptocurrency mining company in China, pursuant to which we will contribute $2.0 million to a new company, Apex Data Center Inc. (“ADC”), incorporated by Puxin, in exchange for an 80% equity in ADC. Puxin will retain 20% of the equity of ADC. ADC will build a “mining pool”, or a facility with rig machines that mine cryptocurrencies, for a hosting or management fee, with the capability of accommodating up to 100,000 dedicated servers in a facility to be built in Washington State. While we do not currently own any rig machine, it is expected that we will receive and host 2,000 to 3,000 rig machines owned by Puxin in China into ADC’s facilities in the first phase. We will either host additional machines for other third parties or raise the capital to acquire additional machines. The target is to host a total of 10,000 rig machines in the facility in the next 12 months.

Under the ADC agreement, we have agreed to invest a total of $2 million for the construction and operation of the new ADC data center. Puxin will offer its expertise and assist the Company to design, budget, construct, and manage the day-to-day operations of the new ADC data center. Upon execution of the ADC Agreement, we are required to provide the first $280,000 of the total $2 million investment to ADC as working capital for development of the new ADC data center. As of the date of the filing of this quarterly report we have provided $20,000 of the required working capital amount.

If we fail to make our total capital contribution of $2 million, Puxin may increase its capital contribution for any unfulfilled amount, diluting our ownership interest in ADC proportionately. Alternatively, the parties may agree to admit a third party as a new investor, with the resulting dilution in ownership of ADC being borne completely by us.

We do not have sufficient funds to meet our financial obligations under the ADC Agreement. Because we are not generating operating revenue at this time, we must raise capital, in the form of equity and/or debt, to meet our financial obligations under the ADC Agreement. There are no agreements for any such funding at this time. There can be no assurance that any such funding will be available to us on favorable terms, or at all. Our failure to raise the necessary capital to meet our financial obligations under the ADC Agreement could result in significant dilution of our ownership interest in ADC or even the abandonment of the ADC project altogether. See “Liquidity and Capital Resources” below.

Results of Operations

Three-Month Period Ended March 31, 2018 compared to the Three-Month Period Ended March 31, 2017

Revenue, Cost of Goods Sold and Gross Profit

For the three months ended March 31, 2018, we generated $0 in revenues and $0 in cost of goods sold, compared to revenue of $31,237 and cost of goods sold of $30,387 during the same period of 2017. The changes represent decreases in revenue and cost of goods sold in the amounts of $31,237 and $30,387, respectively. The Company did not make any delivery of sales during the three months ended March 31, 2018, but did receive a deposit of $33,790 from a customer for steam room products ordered in February 2018. However, the merchandise ordered was not delivered by our supplier directly to our customer until April 6, 2018, when we officially recognized the revenue and related cost under our accounting policy and ASC 605-15. The $33,790 deposit received, along with the cost of the merchandise of $32,836 that was prepaid by the Company to its supplier, were recorded as unearned revenue and prepaid purchase, rather than sales revenue and cost of goods sold, as of March 31, 2018.

For the three months ended March 31, 2018, our gross profit was $0, or a decrease of $849 from the gross profit of $849 during the same period of 2017. As explained above, despite of the receipt of customer deposit and our prepayment for the products that the customer ordered during the three months ended March 31, 2018, no sales and cost of goods sold was recorded until April 6, 2018, resulting in a $0 gross profit.

Operating Expenses

For the three months ended March 31, 2018, we incurred operating expenses of $1,530, which represents a decrease in the amount of $257 as compared to $1,787 during the same period of 2017. Operating expenses are consisting primarily of various professional fees and depreciation expense.

Provision for (Benefit of) Income Taxes

Benefit of Income Taxes for the three months ended March 31, 2018 was $1,298, or an increase of $1,298 compared to the $0 provision for income taxes for the three months ended March 31, 2017. The $1,298 benefit is the result of a reversal of accrued estimated corporate income tax liabilities originally previously recorded on June 30, 2015. No current tax liability was provided for the three months periods ended March 31, 2018 and 2017.

Net Loss

Our net loss for the three-month period ended March 31, 2018 was $232, a decrease of $706 compared to a net loss of $938 during the same period of 2017. The decrease in net loss in the three-month ended March 31, 2018 was largely attributed to the $1,298 income tax benefit, offset by the decrease in gross profit for $849.

Nine-Month Period Ended March 31, 2018 compared to the Nine-Month Period Ended March 31, 2017

Revenue, Cost of Goods Sold and Gross Profit

For the nine months ended March 31, 2018 we generated $60,474 in revenues and $50,843 in cost of goods sold, as compared to revenue of $93,681 and cost of goods sold of $85,382 during the same period of 2017. The changes represent decreases in revenue and cost of goods sold in the amounts of $33,207 and $34,540, respectively. The change in sales was largely attributed to a February 2018 sales order of $33,790 that we did not recognize as revenue until the time of delivery on April 6, 2018. Similarly, the decrease in cost of goods sold was generally attributable to the deferred merchandize cost of $32,836 that was not applied to the cost of goods sold until April 2018.

For the nine months ended March 31, 2018, our gross profit was $9,631, or an increase of $1,333 from the gross profit of $8,298 during the same period of 2017.

Operating Expenses

For the nine months ended March 31, 2018 we incurred operating expenses of $4,822, or a decrease of $57,087 compared to the operating expenses of $61,910 during the same period of 2017. Operating expenses are consisting primarily of professional fees, advertising and promotion, and depreciation expense. During the nine-month period ended March 31, 2018 we incurred $0 advertising and promotion fee, compared to advertising and promotion fee of $43,099 during the same period of 2017.

Provision for (Benefit of) Income Taxes

Benefit of Income Taxes for the nine months ended March 31, 2018 was $1,298, or an increase of $1,298 compared to the $0 provision for income taxes for the nine months ended March 31, 2017. The $1,298 benefit is the result of a reversal of accrued estimated corporate income tax liabilities originally previously recorded on June 30, 2015. No current tax liability was provided for the nine months periods ended March 31, 2018 and 2017.

Net Income (Loss)

Our net income for the nine-month period ended March 31, 2018 was $6,107, or an increase of $59,718 from the net loss of $53,611 during the same period of 2017. The increase in net income over the nine months ended March 31, 2017 is primarily due to the marketing promotion expense paid in November 2016 in the amount of $43,099, which resulted in a net loss for the nine-month period in 2017. We incurred no marketing promotion fee in the nine months ended March 31, 2018.

Liquidity and Capital Resources

At March 31, 2018, we had $507 in cash in bank, as well as a bank overdraft of $14. The $507 cash balance at March 31, 2018 decreased by $2,248 from $2,756 at June 30, 2017. While we received a $2,500 loan from our former director, our operating and investing activities used a total of $4,748 and $0 of cash, respectively, during the nine months ended March 31, 2018.

Our total current assets as of March 31, 2018 were $33,343, including a $32,836 prepaid purchase, as compared to $2,756 at June 30, 2017. We had $34,562 in total current liability as of March 31, 2018, including a $33,790 of unearned revenue, as compared to $14,028 at June 30, 2018.

Our working capital as of March 31, 2018 was $1,219. For the period from inception (March 31, 2015) to March 31, 2018, we had an accumulated net loss of $44,287. Our net worth was $6,644 as of March 31, 2018. This raises substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

Our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our expenses. We have generated an aggregate $343,306 in revenues but we do not anticipate any significant additional revenue until and unless we begin to execute on our new plan of operations involving blockchain technology related products and services. There is no assurance we will ever reach that stage.

Our ability to continue as a going concern is dependent upon our ability to successfully execute our new business plan and generate profitable operations in the future, and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operation as and when they become due. Management intends to finance operating costs for the foreseeable future with loans from related parties and the issuance of equity and/or debt. There is no commitment from any person for any such capital and there can be no assurances that capital will be available to us on favorable terms, or at all. One of our new principal shareholders has informally agreed to lend us some of the funds needed for some of our operating expenses, but he has no legal obligation to do so and may discontinue making any such loans at any time. Our failure to achieve the necessary levels of profitability or obtain the additional significant funding required to meet our expenses and other financial obligations, including our obligations under the ADC Agreement, would be detrimental to us and result in the inability to execute our plan of operations, being unable to meet our financial obligations under the ADC Agreement or even having to cease operations completely.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective as of March 31, 2018, because of the material weaknesses in our internal control over financial reporting listed below:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Lack of Audit Committee and Outside Directors on the Company’s Board of Directors: We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will, subject to having adequate funds, among other things, (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Due to the nature of these material weaknesses, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended March 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us or our business.

ITEM 1A. RISK FACTORS

No material change.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APEX RESOURCES, INC.

Date: July 3, 2018	By:	/s/ Jeff Bodnar
Jeff Bodnar
(Principal Executive Officer)

