Form 10-K
period 2018-06-30
APEX RESOURCES INC/NV
filed 2019-01-11
CIK 1653710

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 333-207109

APEX RESOURCES INC.
(Exact name of registrant as specified in its charter)

Nevada	35-2529753
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

19100 S. Susana Rd. Compton, CA	90221
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (626) 910-5101

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this From 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standard provided pursuant to Section 13(a) of the Exchanger Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of June 30, 2018, the registrant had 5,080,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of June 30, 2018 and as of the date of this report.

APEX RESOURCES INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). The statements herein which are not historical reflect our current expectations and projections about the Company’s future results, performance, liquidity, financial condition, prospects, and opportunities and are based upon information currently available to us and our management and our interpretation of what we believe to be significant factors affecting our business, including many assumptions about future events. Such forward-looking statements include statements regarding, among other things:

•	risks related to our ability to raise capital in order to pay our expenses and fund our operations;
•	our ability to develop a business in an industry about which we have little previous experience;
•	our new business model, which is unproven;
•	consumer acceptance of our new business model;
•	rapid technological changes in blockchain and similar industries;
•	the impact of rigorous competition in blockchain and similar industries;
•	the overall success of our acquisition strategy and the ability to finance any such acquisitions;
•	our ability to implement effective internal controls to address a material weakness identified in this report;
•	industry-wide market factors and regulatory and other developments affecting our operations;
•	economic uncertainty;
•	risks related to changes in accounting interpretations; and
•	legal, political, and other risks associated with our operations located outside the United States.

Forward-looking statements, which involve assumptions and describe our plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “will,” “plan,” “could,” “target,” “contemplate,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these or similar words. Actual results, performance, liquidity, financial condition and results of operations, prospects, and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements because of various risks, uncertainties, and other factors, including the ability to raise sufficient capital to continue the Company’s operations. These statements may be found under Part I, Item 2-”Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Annual Report on Form 10-K generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, matters described in this Annual Report on Form 10-K.

In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report on Form 10-K will in fact occur.

Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason.

The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. Such statements are presented only as some guide about future possibilities and do not represent assured events, and we anticipate that subsequent events and developments will cause our views to change. You should, therefore, not rely on these forward-looking statements as representing our views as of any date after the date of this Annual Report on Form 10-K.

This Annual Report on Form 10-K also contains estimates and other statistical data prepared by independent parties and by us relating to market size and growth and other data about our industry. These estimates and data involve a number of assumptions and limitations, and potential investors are cautioned not to give undue weight to these estimates and data. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Annual Report on Form 10-K. In addition, projections, assumptions, and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk.

Potential investors should not make an investment decision based solely on our projections, estimates, or expectations.

PART I

Item 1. Business

Introduction

Apex Resources Inc (“Apex”, the “Company”, “we”, “us,” or “our”) was incorporated on March 31, 2015, under the laws of the State of Nevada. On June 15, 2015, Tadas Dabasinskas, who at the time was our sole director and officer, purchased 4,000,000 shares of our common stock for $4,000 in cash. In November 2016, we sold 1,080,000 shares of our common stock to 31 individuals at $0.04 per share, for aggregate gross proceeds of $43,200, in a registered public offering pursuant to a Registration Statement on Form S-1 (file number: 333-207109) that had been declared effective by the Securities and Exchange Commission on October 4, 2016.

On March 23, 2018, Tadas Dabasinkas, the then majority shareholder, sole director and sole officer of the Company, entered into stock purchase agreements and sold an aggregate 4,000,000 shares of the common stock of the Company, or approximately 78.7% of the issued and outstanding shares of common stock of the Company as of such date, being all of the shares owned by Mr. Dabasinkas, for an aggregate $443,079 in cash. The purchasers of the shares were Sumunity Group, Inc. (“Sumunity”) and Harbor Torrance Family Trust (“Harbor”), which purchased 1,200,000 and 2,800,000 shares, respectively. Harbor also acted in part as agent for Bo Qian in purchasing 800,000 of the shares initially purchased by Harbor, which shares were resold by Harbor to Mr. Qian on or about March 31, 2018 for the same price at which they were purchased by Harbor from Mr. Dabasinkas (such transaction is sometimes referred as the “Change-of-Control Transaction” in this Form 10-K). The Company received no proceeds from the Change-of-Control Transaction. None of the purchasers is an affiliate of Mr. Dadasinkas.

The source of the funds used by Sumunity to purchase the shares was cash on hand from a capital contribution to Sumunity from certain of its shareholders. Those shareholders include entities whose own shareholders include Meijuan Fu As described below, Ms. Fu was appointed Chief Financial Officer of the Company in connection with the transaction described above. Additionally, Ms. Fu is the Chief Executive Officer and Chief Financial Officer of Sumunity. Harbor is also a principal shareholder of Sumunity. As also described below, effective June 30, 2018, Ms. Fu resigned as a director, Chief Financial Officer and Secretary of the Company.

The source of the funds used by Harbor to purchase the shares was a private loan, including funds from Xiaoya Deng, who, as described below, was appointed as a director of the Company in connection with the transaction described above. The loan is repayable in five years and bears interest at 5% per annum.

The source of the funds used by Mr. Qian to purchase the shares was personal funds. Effective June 30, 2018, Mr. Qian was appointed a director of the Company.

In connection with the Change-of-Control Transaction, and on the same date, (i) Mr. Dabasinkas resigned as director of the Company and from all officer positions with the Company, including Chief Executive Officer and President; (ii) Xiaoya Deng, Meijuan Fu and Yuen Wong Moon were appointed as directors of the Company; (iii) Jeff Bodnar was appointed as Chief Executive Officer and President of the Company; and (iv) Meijuan Fu was appointed as Chief Financial Officer and Secretary of the Company. Effective June 30, 2018, Ms. Fu resigned as a director, Chief Financial Officer and Secretary of the Company.

On March 23, 2018, in connection with the Change-of-Control transaction, the loans from Mr. Dabasinkas were forgiven by him. Through March 23, 2018, we received a total of $1,231 through loans from Mr. Dabasinskas. The loans were interest free, unsecured, and payable on demand. Proceeds from the loans were used to open the company bank accounts and pay certain expenses.

As of the date of this annual report, there is no active public trading market for our common stock and no assurance that an active trading market for our securities will ever develop. Our principal offices are located at 19100 S. Susana Rd., Compton, CA 90221. Our telephone number is (626) 910-5101.

We are an “emerging growth company” within the meaning of the federal securities laws. For as long as we are an emerging growth company, we will not be required to comply with the requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and the exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We intend to take advantage of these reporting exemptions until we are no longer an emerging growth company.

Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming that the Company will continue as a going concern for one year after the date the consolidated financial statements were issued.

For the period from inception (March 31, 2015) to June 30, 2018, the Company had an accumulated net loss of $122,725. The Company also had a negative net worth of $75,565 as of June 30, 2018. This raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

The ability to continue as a going concern is dependent upon the Company’s ability to successfully execute its business plan and generate profitable operations in the future, and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operation when they become due. Management intends to finance operating costs over the next 12 months with loans from related parties or the issuance of equity and debt securities.

The failure to achieve the necessary levels of profitability or obtain the additional funding would be detrimental to the Company.

Our Business

Our original business was the steam room products distribution business. In fiscal year ended June 30, 2018, we generated $94,264 in revenues from our steam room products distribution business and had a net loss attributable to Apex in the amount of $72,331. During the period from inception (March 15, 2015) through June 30, 2018, we generated $377,095 in revenues and cost of sales of $338,958, resulting in a gross profit of $38,137. For the period from inception through June 30, 2018, we had an accumulated net loss attributable to Apex of $122,725 and our negative net worth was $75,565. Our cash balance as of June 30, 2018, was $71,499, which is insufficient to pay our corporate expenses and fund our business operations. Accordingly, our independent registered public accountant has issued an audit opinion for our Company which includes a statement expressing substantial doubt as to our ability to continue as a going concern. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months unless we obtain additional capital to pay our expenses.

Following the change-of-control transaction on March 23, 2018, our new management decided to pursue a different business from the steam room products distribution business. The Company completed the last sale of steam room products by making delivery on April 6, 2018 of inventory ordered by a customer in February 2018. The steam room sales activities were discontinued after April 6, 2018.

We intend to pursue one or more business opportunities using blockchain technology related products and services in various areas, which may include financing, gaming, education, and data storage. We are in the early stages of developing our new business model and pursuing business opportunities.

We must raise a significant amount of capital, in the form of equity and/or debt, unless and until we have sufficient cash flow from operations. We do not anticipate any significant additional revenue until and unless we begin to execute on our new plan of operations, described herein, involving blockchain technology related products and services. There is no assurance we will ever reach that stage. While there is an informal arrangement with one of our principal shareholders to provide loans to fund our working capital needs at present, there is no commitment from any person for any such capital and there can be no assurances that capital will be available to us on favorable terms, or at all.

In furtherance of our new business, we entered into an agreement dated April 26, 2018 (the “ADC Agreement”), with Chongqing Puxin Blockchain Technology Co., Ltd. (“Puxin”), a cryptocurrency mining company in China, pursuant to which we will contribute $2 million to a new company, Apex Data Center Inc. (“ADC”), incorporated by Puxin, in exchange for an 80% equity in ADC. Puxin will retain 20% of the equity of ADC. ADC will build a “mining pool,” or a facility with rig machines that mine cryptocurrencies, for a hosting or management fee, with the capability of accommodating up to 100,000 dedicated servers in a facility to be built in Washington State. While we do not currently own any rig machine, it is expected that we will receive and host 2,000 to 3,000 rig machines owned by Puxin in China into ADC’s facilities in the first phase. We will either host additional machines for other third parties or raise the capital to acquire additional machines. The target is to host a total of 10,000 rig machines in the facility in the next 12 months.

Under the ADC agreement, we have agreed to invest a total of $2 million for the construction and operation of the new ADC data center. Puxin will offer its expertise and assist the Company to design, budget, construct, and manage the day to day operations of the new ADC data center. Upon execution of the ADC Agreement, we were required to provide the first $280,000 of the total $2 million investment to ADC as working capital for development of the new ADC data center. As of the date of the annual report, we have provided $20,000 of the required working capital amount, the source of which were loans from one of our principal shareholders. The Company intends to make the total capital contribution of $2 million in the next 3 to 6 months with the remainder of the first payment paid off first.

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

Subject to having adequate financing, we intend to pursue other business opportunities in our industry as such opportunities present themselves. Until then, we expect to have funds available from our cash on hand and loan from shareholders to meet our working capital needs for the foreseeable future. Until then, we expect to have funds available from our cash on hand and loan from shareholders to meet our working capital needs for the foreseeable future.

Research and Development

We have not incurred any research and development costs to date.

Employees

As of June 30, 2018, we had no full-time or part-time employees except for our officers Jeff Bodnar and Linda Bao.

Intellectual Property

We currently have not obtained any copyrights, patents or trademarks. We do not anticipate filing any copyright or trademark applications related to any assets over the next 12 months.

Government Regulation

We are required to comply with all regulations, rules and directives of governmental authorities and agencies in any jurisdiction which we would conduct activities in the future. As of now there are no required governmental approvals present that we need approval from or any existing government regulation on our business.

REPORTS TO SHAREHOLDERS

We file reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. You may obtain copies of these reports from the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10 A.M. to 3 P.M. or on the SEC's website, at www.sec.gov. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A. Risk Factors

Not required of smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 2. Properties

In June 2015, we purchased a small office located at Alytaus g. 100, Varėna, Lithuania for approximately $8,655, which we used as our corporate offices until the change-of-control transaction on March 23, 2018. We currently intend to transfer this property to Tadas Dabasinkas or his nominee, although the terms of such transfer have not been finalized.

Since the change-of-control transaction, we use 19100 S. Susana Rd., Compton, California 90221 as our corporate offices. We do not pay any rent for this space, which is provided by one of our principal shareholders for free.

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4. Mine Safety Disclosures

N/A

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Securities

Our shares are quoted on the OTC Pink market but to date there has been no active trading. There can be no assurance that any market for our stock will develop.

Holders of our Common Stock

As of June 30, 2018, there were 39 registered stockholders, holding 5,080,000 shares of our issued and outstanding common stock.

Dividend Policy

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. However, the Nevada Revised Statutes prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

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

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended June 30, 2018.

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

•	contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” price for the penny stock and the significance of the spread between the bid and ask price;
•	contains a toll-free telephone number for inquiries on disciplinary actions;
•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and
•	contains such other information and is in such form (including language, type, size, and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulties selling their securities.

Section 16(a)

Because we do not have a class of equity securities registered under the Securities Exchange Act of 1934, as amended, our directors, officers, and certain of our principal shareholders are not required to file reports pursuant to Section 16(a) of the Securities Exchange Act of 1934.

Item 6. Selected Financial Data.

Not required of smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Since our inception on March 31, 2015 until the Change-of-Control Transaction on March 23, 2018, we were was in the steam room products distribution business.

Following the Change-of-Control Transaction on March 23, 2018, our new management decided to pursue a different business from the steam room products distribution business, which was discontinued on April 7, 2018. We intend to pursue one or more business opportunities using blockchain technology related products and services in various areas, which may include financing, gaming, education, and data storage. We are in the early stages of developing our new business model and pursuing business opportunities.

We must raise significant amounts of capital, in the form of equity and/or debt, unless and until we have sufficient cash flow from operations. We do not anticipate any significant additional revenue until and unless we begin to execute on our new plan of operations, described herein, involving blockchain technology related products and services. There is no assurance we will ever reach that stage. While there is an informal arrangement with one of our principal shareholders to provide loans to fund our working capital needs at present, there is no commitment from any person for any such capital and there can be no assurances that capital will be available to us on favorable terms, or at all.

In furtherance of our new business, we entered into the ADC Agreement with Puxin, a cryptocurrency mining company in China, pursuant to which we will contribute $2 million to ADC, incorporated by Puxin, in exchange for an 80% equity in ADC. Puxin will retain 20% of the equity of ADC. ADC will build a “mining pool,” or a facility with rig machines that mine cryptocurrencies, for a hosting or management fee, with the capability of accommodating up to 100,000 dedicated servers in a facility to be built in Washington State. While we do not currently own any rig machine, it is expected that we will receive and host 2,000 to 3,000 rig machines owned by Puxin in China into ADC’s facilities in the first phase. We will either host additional machines for other third parties or raise the capital to acquire additional machines. The target is to host a total of 10,000 rig machines in the facility in the next 12 months.

Under the ADC agreement, we have agreed to invest a total of $2 million for the construction and operation of the new ADC data center. Puxin will offer its expertise and assist the Company to design, budget, construct, and manage the day-to-day operations of the new ADC data center. Upon execution of the ADC Agreement, we are required to provide the first $280,000 of the total $2 million investment to ADC as working capital for development of the new ADC data center. As of the date of the filing of this Form 10-K we have provided $20,000 of the required working capital amount, the source of which was loans from one of our principal shareholders.

If we fail to make our total capital contribution of $2 million, Puxin may increase its capital contribution for any unfulfilled amount, diluting our ownership interest in ADC proportionately. Alternatively, the parties may agree to admit a third party as a new investor, with the resulting dilution in ownership of ADC being borne completely by us.

We do not have sufficient funds to meet our financial obligations under the ADC Agreement. Because we are not generating operating revenue at this time, we must raise capital, in the form of equity and/or debt, to meet our financial obligations under the ADC Agreement. There are no agreements for any such funding at this time. There can be no assurance that any such funding will be available to us on favorable terms, or at all. Our failure to raise the necessary capital to meet our financial obligations under the ADC Agreement could result in significant dilution of our ownership interest in ADC or even the abandonment of the ADC project altogether. In addition, our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months unless we obtain additional capital to pay our expenses.

Subject to having adequate financing, we intend to pursue other business opportunities in our industry as such opportunities present themselves.

Results of Operations

Twelve Months Ended June 30, 2018 Compared to the Twelve Months Ended June 30, 2017

Revenue, Cost of Goods Sold and Gross Profit

For the year ended June 30, 2018, we generated $94,264 in steam room products revenues, resulting in a decrease of $31,123 from the $125,386 revenue recognized in the previous year ended June 30, 2017. We incurred $83,679 in cost of goods sold for the year ended June 30, 2018, resulting in a decrease of $30,201 from the $113,880 cost of goods sold for the year ended June 30, 2017. The gross profit for the year ended June 30, 2018 was $10,584, compared to the $11,507 gross profit for the previous year, representing a net decrease of in gross profit of $923.

Operating Expenses

For the year ended June 30, 2018, we incurred operating expenses of $87,984, consisting primarily of advertising, general expense and depreciation expense. The fiscal year 2018 operating expenses represent an increase of $23,375 over the total operating expenses of $64,609 for the same period ended June 30, 2017.

Income Taxes Provision (Benefit)

For the year ended June 30, 2018, we have a income taxes provision (benefit) of $1,298, compared to $0 for the previous year. The income tax benefit for the year ended June 30, 2018 results from a March 31, 2018 reversal of previously accrued income tax payable in the amount of $1,298.

Net Loss

Net Loss attributable to Apex for the year ended June 30, 2018, was $72,331, an increase of $19,230 over the $53,102 net loss for the year ended June 30, 2017.

Liquidity and Capital Resources

At June 30, 2018, we had $71,499 in cash in bank, which increased by $68,743 from $2,756 at June 30, 2017. The cash in bank and a prepaid expense of $1,146 were our only current assets as of June 30, 2018.

We had $156,000 in total current liabilities as of June 30, 2018, including a $155,000 of loan from a principal shareholder the Harbor Torrance Family Trust and $1,000 of accounts payable, as compared to $14,028 in total current liabilities at June 30, 2017.

We had a working capital deficit of $83,356 as of June 30, 2018, compared to a working capital deficit at $11,272 as of June 30, 2017. For the period from inception (March 31, 2015) to June 30, 2018, we had an accumulated net loss of $122,725. We have a negative net worth attributable to Apex in the amount of $75,565 as of June 30, 2018. This raises substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

Our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months unless we obtain additional capital to pay our expenses. We have generated an aggregate $377,095 in revenues but we do not anticipate any significant additional revenue until and unless we begin to execute on our new plan of operations involving blockchain technology related products and services. There is no assurance we will ever reach that stage.

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

At June 30, 2018, there were outstanding liabilities of $156,000. We received loans in the aggregate principal amount of $155,000 from one of our new principal shareholders from the date of the change-of-control transaction through June 30, 2018. The shareholder loan is payable on demand and carries an interest rate of 0%.

This shareholder has informally agreed to continue to lend us some of the funds needed for some of our operating expenses, but he has no legal obligation to do so and may discontinue making any such loans at any time. Our failure to achieve the necessary levels of profitability or obtain the additional significant funding required to meet our expenses and other financial obligations, including our obligations under the ADC Agreement, would be detrimental to us and result in the inability to execute our plan of operations, being unable to meet our financial obligations under the ADC Agreement or even having to cease operations completely.

Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming that the Company will continue as a going concern for one year after the date the consolidated financial statements were issued.

For the period from inception (March 31, 2015) to June 30, 2018, the Company had an accumulated net loss of $122,725. The Company also had a negative net worth of $75,565 as of June 30, 2018. This raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

The ability to continue as a going concern is dependent upon the Company’s ability to successfully execute its business plan and generate profitable operations in the future, and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operation when they become due. Management intends to finance operating costs over the next 12 months with loans from related parties or the issuance of equity and debt securities.

The failure to achieve the necessary levels of profitability or obtain the additional funding would be detrimental to the Company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Critical Accounting Policies

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2018.

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
b.	the product has been shipped from either Apex Resources or one of our suppliers; and
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

Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements and prescribes a recognition threshold and measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

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

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of June 30, 2018, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

Item 8. Consolidated Financial Statements and Supplementary Data

See Pages F-1 through F-12.

Item 9. Changes in and Disagreements with Accountants on Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2018, because of the material weaknesses in our internal control over financial reporting as discussed below.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to consolidated financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of June 30, 2018, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Lack of Audit Committee and Outside Directors on the Company's Board of Directors: We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and, subject to having adequate financial resources, will (1) continue to use third-party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel, and (3) consider appointing outside directors and audit committee members in the future.

Management has discussed the material weaknesses noted above with our independent registered public accounting firm. Due to the nature of these material weaknesses, there is a more than remote likelihood that misstatements which could be material to the annual or interim consolidated financial statements could occur that would not be prevented or detected.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

As of the date of this Form 10-K, our directors and executive officers are as follows:

Name	Age	Positions

Jeff Bodnar	55	President, Chief Executive Officer, and Director
Linda Bao	60	Chief Financial Officer and Secretary
Xiaoya Deng	45	Chairperson of the Board and director
Bo Qian	48	Director

Jeff Bodnar has been our President and Chief Executive Officer since the change-of-control transaction on March 23, 2018. He was appointed as a director effective June 30, 2018. Mr. Bodnar has been a manager at Harbor Green Grains, LP and Harbor Metal Management Inc. of Compton, California since 2013. He is also the lead instructor at the Fast Lane Racing School since 2002. Mr. Bodnar holds a BFA degree from the California State University Fullerton and has served in the US Air Force Reserves as crew chief/inspection mechanic, Secret Security Clearance between 1988 and 1991.

Linda Bao has been our Chief Financial Officer and Secretary since June 30, 2018. Ms. Bao has been the accountant for River Star Recycling Inc. since January 2013. Ms. Bao obtained a Bachelor’s degree in chemistry from Shanghai Tech University in China.

Xiaoya Deng has been a director and Chairperson of the Board of our Company since the change-of-control transaction on March 23, 2018. Ms. Deng is the founder and General Manager of Hong Kong Lisu Plastic Co. Ltd., Lisu Recycling Resources Co. Ltd. and Nanhai Lishui Lisu Plastic Co. Ltd. of Foshan, Guangdong, China. Ms. Deng has been an entrepreneur in the plastic recycling business in China and Hong Kong since the founding of these companies.

Bo Qian has been a director of our Company since June 30, 2018. Mr. Qian has been the Marketing Director of Shen Yang Sunny Shang Ye Lian Suo Qi Ye Guan Li Corporation, based in the Peoples Republic of China, since 2013. Mr. Qian holds a Bachelor’s degree in economics from Shenyang University of Finance and Economics in China.

Term of Office

Directors hold office until the next annual meeting of our shareholders and until their successors have been duly elected and qualified. Our Bylaws provide that our Board of Directors will consist of no less than one member. Our officers are appointed by, and serve at the discretion of, the Board of Directors.

Director Independence

Our Board of Directors is currently composed of three members, none of whom qualifies as an independent director in accordance with the published listing requirements of the Nasdaq Stock Market. The Nasdaq independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his or her family members has engaged in various types of business dealings with us. In addition, our Board of Directors has not made a subjective determination as to any of our directors that no relationships exist which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, although such subjective determination is required by Nasdaq requirements. Had our Board of Directors made these determinations, our Board of Directors would have reviewed and discussed information provided by our directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Involvement in Certain Legal Proceedings

No director, person nominated to become a director, executive officer, promoter or control person of our company has, during the last ten years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses), (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

Committee Structure and Conflicts of Interest

Since our Board of Directors does not have Audit, Compensation, or Nominating/Corporate Governance Committees, or any other committees, the functions that would have been performed by such committees are performed by our Board of Directors as a whole. We do not currently have a director who would satisfy the requirements of being an audit committee financial expert. The Board of Directors has determined that such committees are not necessary at this time, since the Company is in the early stages of its new business model, and a small number of shareholders and no active trading of our stock. It should be noted that because none of our directors are independent, there is a risk of conflicts of interest arising from time to time. During the next fiscal year, our Board of Directors will monitor whether and when it would be appropriate to diversify the Board of Directors to include independent directors and/or establish Audit, Compensation, and/or Nominating/Corporate Governance Committees.

Shareholder Communications with the Board of Directors

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Directors. Nevertheless, our directors welcome the views of our shareholders. During the next fiscal year, our Board of Directors will continue to monitor whether and when it would be appropriate to adopt such a process.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal years 2018 and 2017:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Tadas Dabasinskas (1)	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Jeff Bodnar (2)	2018	0	0	0	0	0	0	0	0
	2017	0	0	0	0	0	0	0	0

Meijuan Fu (3)	2018	0	0	0	0	0	0	0	0
	2017	0	0	0	0	0	0	0	0

____________

(1)	Mr. Dabasinkas resigned as President, Secretary, and Treasurer on March 23, 2018.

(2)	Mr. Bodnar was appointed President and Chief Executive Officer on March 23, 2018.

(3)	Ms. Fu served as Chief Financial Officer and Secretary from March 23, 2018, through June 30, 2018.

None of our officers received any monetary compensation during the fiscal years 2017 and 2018. We currently do not pay any compensation to any of our officers or director.

Stock Option Grants and Other Equity Awards

We had no outstanding equity awards as of the end of the fiscal period ended June 30, 2018. There are no agreements, arrangements or understanding currently in effect pursuant to which any of our officer or directors will be granted stock options or other equity awards.

Employment Agreements

The Company is not a party to any employment agreement and has no compensation agreement with any of our directors or officers.

Director Compensation

None of our directors serving as such during fiscal 2018 received any compensation from us. There are no agreements, arrangements, or understanding currently in effect pursuant to which any of our directors will be compensated in the future for any services provided as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of January 4, 2019, concerning, except as indicated by the footnotes below:

•	each person whom we know beneficially owns more than 5% of our outstanding common stock;
•	each of our directors and nominees for the board of directors;
•

our Chief Executive Officer, Chief Financial Officer, and each of our other executive officers serving as such as of June 30, 2018 (such individuals are hereafter referred to as our “Named Executive Officers”); and

•	all of our directors and executive officers as a group.

Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Apex Resources, Inc., 11290 S. Susana Rd., Compton, CA 90221.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 5,080,000 shares of common stock outstanding at January 4, 2019. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options, warrants, restricted stock units, or other convertible securities held by that person or entity that are currently exercisable or releasable or that will become exercisable or releasable within sixty days following January 4, 2019. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than one percent is denoted with an asterisk (*).

The information provided in the table is based on our records, information filed with the SEC, and/or information provided to us, except where otherwise noted.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock

5% Holders:

Harbor Torrance Family Trust	2,000,000	39.4%
11290 S. Susana Rd., Compton, CA 90221

Sumunity Group, Inc.	1,200,000	23.6%
150 S. Los Robles Ave Ste 650,
Pasadena Ca 91101

Bo Qian	800,000	15.7%

Directors and Executive Officers:

Xiaoya Deng	0	-

Jeff Bodnar	0	-

Bo Qian	800,000	15.7%

Meijuan Fu	0	-

Linda Bao	0	-

Wing Moon Yuen

All directors and executive officers as a group (6 persons)	800,000	15.7%

Item 13. Certain Relationships and Related Transactions, and Director Independence

Through the change-of-control transaction on March 23, 2018, we received a total of $1,231 in loans from Tadas Dabasinskas, who, at the time the loans were made, was our sole director and officer, and our principal shareholder. The loans were interest free, unsecured, and payable on demand. Proceeds from the loans were used to open the company bank accounts and pay certain expenses. On March 23, 2018, in connection with the change-of-control transaction, the loans from Mr. Dabasinkas were forgiven by him.

Following the change-of-control transaction on March 23, 2018, and through June 30, 2018, a principal shareholder loaned us a total of $155,000 for working capital purposes. The working capital loan is payable on demand and carries an interest rate of 0%.

The ADC Agreement was signed by one of our principal shareholders on our behalf. It is our intention and the intention of this shareholder that the ADC Agreement is for the benefit of the company and not for this individual.

Item 14. Principal Accounting Fees and Services

The following table summarizes the fees charged by Kirtane & Pandit LLP (“K&P”) for the services rendered to the company and its subsidiaries in fiscal years 2017 and 2018:

	Amount Billed and Paid
Type of Fee	Fiscal Year 2017	Fiscal Year 2018
Audit (1)	$3,750	$3,750
Audit Related (2)	-	-
Total	$3,750	$3,750

________________

(1)	Represents aggregate fees charged by K&P for annual audits and quarterly reviews.

(2)	Represents aggregate fees charged by K&P for audit or review and related services that are reasonably related to the performance of the audit and are not reported as audit fees.

PART IV

Item 15. Exhibits, Consolidated Financial Statement Schedules

Incorporated by Reference
Exhibit	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Articles of Incorporation, as amended	_	S-1	_	3.1	09/24/2015
3.2	By-Laws	_	S-1	_	3.2	09/24/2015
10.1	COOPERATION AGREEMENT OF APEX DATA CENTER INC. DATED APRIL 26, 2018	_	8-K	_	10.1	06/22/2018
31.1

Certifications by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		☒	_	_	_	_
31.2

Certifications by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		☒	_	_	_	_
32.1	Certifications by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**		_	_	_	_
32.2	Certifications by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**		_	_	_	_
101.INS	XBRL Instance Document	☒	_	_	_	_
101.SCH	XBRL Taxonomy Extension Schema Document	☒	_	_	_	_
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	☒	_	_	_	_
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	☒	_	_	_	_
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	☒	_	_	_	_
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	☒	_	_	_	_

_______

** Furnished, not filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APEX RESOURCES, INC.

Date: January 11, 2019	By:	/s/ Jeff Bodnar
Jeff Bodnar
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Jeff Bodnar and Linda Bao, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeff Bodnar	President, Chief Executive Officer (principal executive officer), and Director	January 11, 2019
Jeff Bodnar

/s/ Linda Bao	Secretary, Treasurer, and Chief Financial Officer	January 11, 2019
Linda Bao	(principal financial officer and principal accounting officer)

/s/ Xiaoya Deng	Chairperson of the Board (director)	January 11, 2019
Xiaoya Deng

/s/ Bo Qian	Director	January 11, 2019
Bo Qian

KIRTANE & PANDIT LLP CHARTERED ACCOUNTANTS

H-16, Saraswat Colony, Sitladevi Temple Road, Mahim (W), Mumbai 400016

T: 91-22-24444119 Email:kpcamumbai@kirtanepandit.com

To the Board of Directors and Stockholders' Apex Resources Inc.

19100 S. Susana Rd.

Compton, CA 90221

Report of Independent Registered Public Accounting Firm

Opinion on the Consolidated Financial Statements

We have audited the accompanying balance sheet of Apex Resources Inc. (the “Company”) as of June 30, 2018, and June 30, 2017, the related statements of operations, changes in shareholders' equity, and cash flows for each of the two years in the period ended June 30, 2018, and the related notes ( collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financials position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We have served as the Company’s auditor since December 2016.

We are public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error of fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosers in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matters

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the company has incurred a net loss of $122,725 since inception and has a negative net worth of $75,565 as of June 30, 2018. This raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

The ability to continue as a going concern is dependent upon the Company’s ability to successfully execute its business plan and generate profitable operations in the future, and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operation when they become due. Management intends to finance operating costs over the next 12 months with loans from related parties or the issuance of equity and debt securities. Management has also given its plan in regard to these matters which are described in Note 3 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to the matter.

For Kirtane & Pandit LLP

Chartered Accountants

FRN: 105215W/W100057
PCAOB FIRM ID NO 5686

Milind Bhave

Partner

Membership No. 047973

Place: Mumbai, India

Date: January 11, 2019

APEX RESOURCES INC
CONSOLIDATED BALANCE SHEETS (Audited)

	June 30, 2018	June 30, 2017

ASSETS

CURRENT ASSETS
Cash and cash equivalent	$71,499	$2,756
Prepaid expense	1,146	-
TOTAL CURRENT ASSETS	72,644	2,756

FIXED ASSETS
Building	4,328	4,328
Accumulated Depreciation - Building	(865)	(577)
Land	4,328	4,328

TOTAL FIXED ASSETS	7,791	8,078

TOTAL ASSETS	$80,435	$10,834

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable	$1,000	$10,000
Accrued Expenses	-	1,500
Loan Payable - Due to Shareholder	155,000	1,231
Income Tax Payable	-	1,297

TOTAL LIABILITIES	$156,000	$14,028

STOCKHOLDERS' EQUITY
Common stock: authorized 75,000,000; $0.001 par value; 5,080,000 shares issued and outstanding at June 30, 2018 and June 30, 2017	$5,080	$5,080
Additional Paid In Capital	45,851	42,120
Profit (loss) accumulated during the development stage	(122,725)	(50,394)

Total Stockholders' Equity Attributable to Apex Resources Inc.	$(71,794)	$(3,194)
Noncontrolling Interests	(3,771)	-
Total Equity	(75,565)	(3,194)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$80,435	$10,834

The accompanying notes are an integral part of these consolidated financial statements

APEX RESOURCES INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Audited)

	Year	Year
	Ended	Ended
	June 30, 2018	June 30, 2017
REVENUES
Sales:
Merchandise Sales	$94,264	$125,386
Total Income	$94,264	125,386

Cost of Goods Sold:
Purchases - Resale Items	$83,679	$113,880
Total Cost of Goods Sold	$83,679	113,880

Gross Profit	$10,584	11,507

Operating Expenses:
General and administrative	$83,403	$21,221
Depreciation	289	289
Advertising & Promotion	4,293	43,100

Total Expenses	87,985	64,609

Loss Before Income Tax	$(77,400)	$(53,102)

Provision (Benefit) for Income Tax	(1,298)	-

Net Loss Including Noncontrolling Interests for Period	(76,102)	(53,102)
Less: Net Loss Attributable to Noncontrolling Interests	3,771
Net Loss Attributable to Apex Resources Inc.	(72,331)	(53,102)
Net gain (loss) per share:
Basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding:
Basic and diluted	5,080,000	5,080,000

The accompanying notes are an integral part of these consolidated financial statements

APEX RESOURCES INC
Consolidated STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
From Inception March 31, 2015 to June 30, 2018
(Audited)

	Common Stock		Additional	Accumulated	Total
	Number of	Par	Paid in	Gain	Shareholders'	Noncontrolling
	Shares	Value	Capital	(Deficit)	Equity	Interests

Balance, March 31, 2015 (Inception)

Common Shares issued:
for cash on June 15, 2015	4,000,000	4,000			4,000

Net gain (loss)				6,334	6,334	-
Balance, June 30, 2015	4,000,000	4,000	-	6,334	10,334	-

Net gain (loss)				(3,625)	(3,625)	-
Balance, June 30, 2016	4,000,000	4,000	-	2,708	6,708	-

Common Shares issued:
for cash in November 2016	1,080,000	1,080	42,120		43,200	-

Net gain (loss)				(53,102)	(53,102)	-
Balance, June 30, 2017	5,080,000	5,080	42,120	(50,394)	(3,194)	-

Shareholder contribution (change in control)			3,731		3,731	-
Net gain (loss)				(72,331)	(72,331)	(3,771)
Balance, June 30, 2018	5,080,000	5,080	45,851	(122,725)	(71,794)	(3,771)

The accompanying notes are an integral part of these consolidated financial statements

APEX RESOURCES INC
Consolidated Statements of Cash Flows
(Audited)

	Year ended	Year ended
	June 30, 2018	June 30, 2017
Operating Activities
Net Income (Loss) including noncontrolling interests	(76,102)	(53,102)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	289	289
Changes in operating assets and liabilities
Prepaid purchase	(1,146)	-
Accounts payable	(9,000)	10,000
Accrued expenses	(1,500)	1,500
Income tax payable	(1,298)	-
Net cash used in operating activities	(88,757)	(41,314)

Investing Activities
Net cash provided by (used in) investing activities	-	-

Financing Activities
Proceeds from issuance of common stock	-	43,200
Proceeds from loan from Director	2,500	800
Loan from director	155,000
Net cash provided by financing activities	157,500	44,000

Net increase (decrease) in cash and cash equivalents	$68,743	$2,686

Cash and equivalents at beginning of the period	2,756	70

Cash and equivalents at end of the period	$71,499	$2,756

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

Significant non-cash transactions:
Discharged loan from Director converted to additional paid-in capital	$3,731	$-

The accompanying notes are an integral part of these consolidated financial statements

Apex Resources Inc

Notes to the Audited Consolidated Financial Statements

June 30, 2018

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

Data Center Hosting Services

The Company entered into an agreement dated April 26, 2018 (the “ADC Agreement”), with Chongqing Puxin Blockchain Technology Co., Ltd. (“Puxin”), a cryptocurrency mining company in China, pursuant to which the Company will contribute $2.0 million to a new company, Apex Data Center Inc. (“ADC”) incorporated by Puxin, in exchange for an 80% equity in ADC. Puxin will retain 20% of the equity of ADC. ADC will build a “mining pool”, or a facility with rig machines that mine cryptocurrencies, for a hosting or management fee with the capability of accommodating up to 100,000 dedicated servers in a facility to be built in Washington State. While the Company does not currently own any rig machine, it is expected to receive and host 2,000 to 3,000 rig machines owned by Puxin in China into ADC’s facilities in the first phase. The Company will either host additional machines for other third parties or raise the capital to acquire additional machines. The target is to host a total of 10,000 rig machines in the facility in the next 12 months.

Under the ADC agreement, the Company has agreed to invest a total of $2 million for the construction and operation of the new ADC data center. Puxin will offer its expertise and assist the Company to design, budget, construct, and manage the day-to-day operations of the new ADC data center. Upon execution of the ADC Agreement, the Company is required to provide the first $280,000 of its total $2 million investment to ADC as working capital for development of the new ADC data center. To date, the Company has provided $20,000 of the required working capital.

If the Company fails to make its total capital contribution of $2 million, Puxin may increase its capital contribution for any unfulfilled amount, diluting the Company’s ownership interest in ADC proportionately. Alternatively, the parties may agree to admit a third party as a new investor, with the resulting dilution in ownership of ADC being borne completely by the Company.

Apex Resources Inc

Notes to the Audited Consolidated Financial Statements

June 30, 2018

The Company’s consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and are expressed in the U.S. dollars. The Company’s fiscal year-end is June 30.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification (“ASC”), thereby removing the financial reporting distinction between development stage entities and other reporting entities from the U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the consolidated financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements for the Company.

The accompanying consolidated financial statements include the consolidated accounts of Apex Resources Inc. and its 80%-owned subsidiary Apex Data Center Inc., which was incorporated on April 24, 2018. Significant intercompany transactions and balances have been eliminated. The consolidated financial statements and related disclosures as of June 30, 2018 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Unless the context otherwise requires, all references to “Apex”, “Apex Resources”, “we”, “us”, “our” or the “company” are to Apex Resources, Inc. and its subsidiary.

Note 2: Significant Accounting Policies and Recent Accounting Pronouncements

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2018.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Apex Resources Inc

Notes to the Audited Consolidated Financial Statements

June 30, 2018

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
b.	the product has been shipped from either Apex Resources or one of our suppliers; and
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

Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

Apex Resources Inc

Notes to the Audited Consolidated Financial Statements

June 30, 2018

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements and prescribes a recognition threshold and measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

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

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of June 30, 2018, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

Note 3: Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming that the Company will continue as a going concern for one year after the date the consolidated financial statements were issued.

For the period from inception (March 31, 2015) to June 30, 2018, the Company had an accumulated net loss of $122,725. The Company also had a negative net worth of $75,565 as of June 30, 2018. This raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

The ability to continue as a going concern is dependent upon the Company’s ability to successfully execute its business plan and generate profitable operations in the future, and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operation when they become due. Management intends to finance operating costs over the next 12 months with loans from related parties or the issuance of equity and debt securities.

The failure to achieve the necessary levels of profitability or obtain the additional funding would be detrimental to the Company.

 Apex Resources Inc

Notes to the Audited Consolidated Financial Statements

June 30, 2018

 Note 4: Concentrations

Our steam room product sales were concentrated with only one customer. Sales were made without collateral and the credit-related losses were insignificant or non-existent. Accordingly, there was no provision made to include an allowance for doubtful accounts.

Note 5: Legal Matters

The Company has no known legal issues pending.

Note 6: Debt

In June 2015, the Company’s former Director and President Tadas Dabasinkas made the initial deposits to the Company’s bank accounts (checking and savings) in the amount $105 which was carried as a loan payable. On January 31, 2016, Mr. Dabasinkas loaned the company an additional $326. During the year ended June 30, 2017, Mr. Dabasinkas paid an invoice for $800 on behalf of the Company. The balance of the loans at June 30, 2017, was $1,231. The loan is non-interest bearing, unsecured and due upon demand.

As of March 23, 2018, the outstanding principal balance of such loans from and advances by Mr. Dabasinkas was in the amount of $3,731. As a result of the change in control on March 23, 2018, and as more fully described in Note 11, “Change in Control”, the entire unpaid principal balance of these loans was discharged by Mr. Dabasinkas. The balance of the loans payable to Mr. Dabasinkas as of June 30, 2018, was $0.

Between March 23, 2018 (the date of the Change in Control as explained in Note 11), and June 30, 2018, a principal shareholder Harbor Torrance Family Trust loaned a total $155,000 to the Company as working capital. The Company has not made any repayment to the $155,000 loan as of June 30, 2018. The loan is payable on demand and carries an interest rate of 0%.

Note 7: Capital Stock

The Company has 75,000,000 shares of common stock with a par value of $0.001 per share.

On June 15, 2015, the Company issued 4,000,000 shares of common stock for a purchase price of $0.001 per share to its sole director. The Company received aggregate gross proceeds of $4,000. As of June 30, 2018, there were no outstanding stock options or warrants.

In November 2016, the Company sold and issued 1,080,000 shares at $0.04 per share pursuant to its recent offering on a Registration Statement on Form S-1. The shares were issued to 31 independent shareholders for proceeds of $43,200.

Note 8: Fixed Assets

On June 30, 2015, the Company purchased land and a small office located at Aytaus g. 100, Varena, Lithuania. The purchase price of $8,655 was allocated as $4,327.50 for the building and $4,327.50 for the land. Prior to March 23, 2018, the Company utilized the space as its primary office.

Fixed assets are stated at cost. The Company utilizes straight-line depreciation over the estimated useful life of the asset.

Land – 0 years

Buildings – 15 years

Office Equipment – 7 years

For the year ended June 30, 2018, the Company recorded depreciation expense of $289 for the building.

Apex Resources Inc

Notes to the Audited Consolidated Financial Statements

June 30, 2018

Note 9: Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Apex Resources Inc. was registered in the State of Nevada and has been subject to the tax law of the United States of America and a federal corporate statutory tax rate of 21% starting January 1, 2018.

As of June 30, 2018, the Company had net operating loss carry forwards of approximately $122,725 that may be available to reduce future years’ taxable income through 2035 and 2038. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Provision (benefit) of income taxes for the years ended June 30, 2018 and 2017, were $1,298 and $0, respectively. The income tax benefit for the year ended June 30, 2018, results from a March 31, 2018 reversal of previously accrued income tax payable in the amount of $1,298.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements and prescribes a recognition threshold and measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a 100% valuation allowance.

Apex Resources Inc

Notes to the Audited Consolidated Financial Statements

June 30, 2018

	Year Ended June 30, 2018	Year Ended June 30, 2017

Deferred tax assets:
Net operating tax carryforward	$122,725	$50,394
Tax rate	21%	34%
Gross deferred tax assets	25,772	17,134
Valuation allowance	(25,772)	(17,134)

Net deferred tax assets	$-	$-

Note 10: Related Party Transactions

The Company has related party loan transactions involving the Company’s former director and a principal shareholder. The nature and details of these transactions are described in Note 6: Debt.

Note 11: Change in Control

On March 23, 2018, three parties acquired an aggregate 4,000,000 shares of the Company’s common stock (or 78.74% of the total issued and outstanding shares of the Company as of the date of acquisition) from Tadas Dabasinkas pursuant to the SPA. Mr. Dabasinkas received an aggregate $443,079 for the 4,000,000 shares; the Company received no proceeds from this transaction. Pursuant to the SPA and other related agreements, Mr. Dabasinkas resigned from all management and Board positions, and all of the Company’s outstanding loan balance owed to Mr. Dabasinkas, in the amount of $3,731, was fully forgiven by Mr. Dabasinkas.

Note 12: Subsequent Events

The Company has evaluated events subsequent through the date these consolidated financial statements have been issued, January 11, 2019, to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these consolidated financial statements were available to be issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the consolidated financial statements.

