Form 10-Q
period 2018-09-30
APEX RESOURCES INC/NV
filed 2019-02-20
CIK 1653710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

Commission File Number 333-207109

APEX RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

13191 Crossroads Pkwy N, Suite 200, City of Industry, CA 91746

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of February 20, 2019, we have 5,080,000 shares of common stock, par value $0.001 per share issued and outstanding.

APEX RESOURCES, INC.

FORM 10-Q FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2018

ITEM 1. FINANCIAL STATEMENTS

APEX RESOURCES INC
Condensed Consolidated Balance Sheets
(Stated in U.S. Dollars)

	September 30, 2018	June 30, 2018
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$14,964	$71,499
Prepaid expense	1,145	1,145
Total Current Assets	16,109	72,644

Fixed Assets
Building	-	4,328
Accumulated Depreciation - Building	-	(865)
Land	-	4,328
Total Fixed Assets	-	7,791

Total Assets	$16,109	$80,435

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	10,125	1,000
Loan from Shareholders	252,648	155,000
Total Current Liabilities	262,773	156,000

Total Liabilities	$262,773	$156,000

Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 5,080,000 shares issued and outstanding	5,080	5,080
Additional paid-in-capital	45,851	45,851
Deficit accumulated during the development stage	(293,824)	(122,725)
Total Stockholders’ Deficit - Apex Resources	(242,893)	(71,794)
Noncontrolling interests	(3,771)	(3,771)
Total Stockholders’ Deficit	(246,664)	(75,565)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$16,109	$80,435

The accompanying notes are an integral part of these condensed consolidated financial statements

APEX RESOURCES INC
Condensed Consolidated Statements of Operations
(Unaudited) (Stated in U.S. Dollars)

	For the Three Months Ended	For the Three Months Ended
	September 30, 2018	September 30, 2017

Revenue	$-	$30,108
Cost of Goods Sold	-	29,854
Gross Profit	-	254

Operating Expenses
General and administrative expenses	171,050	1,521
Depreciation	-	72
Total Operating Expenses	171,050	1,593
Net Loss from Operations	(171,050)	(1,339)

Other Income (Expense)
Interest expenses	(49)	-
Loss Before Income Taxes	(171,099)	(1,339)

Provision for (Benefit of) Income Taxes
Income tax expense (benefit) - Current	-	-

Net Loss including noncontrolling interests	171,099	(1,339)

Less: Net loss attributable to noncontrolling interests	-	-

Net Loss attributable to Apex Resources Inc.	$(171,099)	$(1,339)

Loss per Common Share:
Basic and Diluted	$(0.03)	$(0.00)

Weighted average number of common shares outstanding:
Basic and Diluted	5,080,000	5,080,000

The accompanying notes are an integral part of these condensed consolidated financial statements

APEX RESOURCES INC
Condensed Consolidated Statements of Cash Flows
(Unaudited) (Stated in U.S. Dollars)

	For the Three Months Ended	For the Three Months Ended
	September 30, 2018	September 30, 2017
Operating Activities
Net Loss including noncontrolling interests	(171,099)	(1,339)
Add: Loss on asset held for sale	7,791
Changes in operating assets and liabilities
Depreciation	-	72
Accounts payable	9,125	(1,000)
Net cash used in operating activities	(154,183)	(2,267)

Financing Activities
Loan from shareholder	97,648	1,500
Net cash provided by financing activities	97,648	1,500

Net decrease in cash and cash equivalents	$(56,535)	$(767)

Cash and equivalents at beginning of the period	71,499	2,756

Cash and equivalents at end of the period	$14,964	$1,989

Supplemental cash flow information:
Cash paid for:
Interest	$49	$-
Taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

Apex Resources, Inc.

Notes to the Condensed Financial Statements

September 30, 2018

Note 1: Organization and Basis of Presentation

Apex Resources, Inc. (the “Company”) is a for profit corporation established under the Corporation Laws of the State of Nevada on March 31, 2015.

Sales of Steam Room Products

Prior to April 7, 2018, the Company was engaged in the business of selling high quality steam room products at competitive prices. The Company conducted the steam room sales operation from its principal office in Lithuania. The Company’s purchases and sales prices were both quoted in the U.S. Dollars and, therefore, used the U.S. Dollar as its functional currency to account for the financial position and results of operations of the steam room products sales activities.

On March 23, 2018, a change in control of the Company occurred, pursuant to which three parties acquired an aggregate 4,000,000 shares of the Company’s common stock (or approximately 78.74% of the total issued and outstanding shares of the Company as of the date of acquisition) from Tadas Dabasinkas, pursuant to that certain Securities Purchase Agreement (the “SPA”). Mr. Dabasinkas received an aggregate $443,079 for the 4,000,000 shares; the Company received no proceeds from this transaction. Pursuant to the SPA and other related agreements, Mr. Dabasinkas resigned from all management and Board positions; and all of the Company’s outstanding loan balance owed to Mr. Dabasinkas, in the amount of $3,731, was fully forgiven by Mr. Dabasinkas. As a result, the Company recorded additional paid-in capital as of March 23, 2018 for the $3,731 debt discharged by Mr. Dabasinkas. See Note 6: “Debt Discharge” and Note 11: “Change in Control”, for additional details.

After the end of the period ending September 30, 2018, the Company completed the last sale of steam room products by making delivery on April 6, 2018 of inventory ordered by a customer in February 2018. The steam room sales activities were discontinued after April 6, 2018.

Data Center Hosting Services

The Company entered into an agreement dated April 26, 2018 (the “ADC Agreement”) with Chongqing Puxin Blockchain Technology Co., Ltd. (“Puxin”), a cryptocurrency mining company in China, pursuant to which the Company is obligated to contribute $2.0 million to a new company, Apex Data Center Inc. (“ADC”) incorporated by Puxin, in exchange for an 80% equity in ADC. Puxin retains 20% of the equity of ADC. ADC will build a “mining pool”, or a facility with rig machines that mine cryptocurrencies, for a hosting or management fee with the capability of accommodating up to 100,000 dedicated servers in facilities to be built in one or more locations that are currently being evaluated by the Company. While the Company does not currently own any rig machine, it is expected to receive and host 2,000 to 3,000 rig machines owned by Puxin in China into ADC’s facilities in the first phase. We will either host additional machines for other third parties or raise the capital to acquire additional machines. The target is to host a total of 10,000 rig machines in the facility in the next 12 months. As of September 30, 2018, the Company is still evaluating various options and has not finalized on the selection of the location of the facilities.

Under the ADC agreement, the Company has agreed to invest a total of $2 million for the construction and operation of the new ADC data center. Puxin will offer its expertise and assist the Company to design, budget, construct, and manage the day-to-day operations of the new ADC data center. Upon execution of the ADC Agreement, the Company is required to provide the first $280,000 of its total $2 million investment to ADC as working capital for development of the new ADC data center. To date, the Company has provided $20,000 of the required working capital amount. The Company intends to make the total capital contribution of $2 million in the next 12 months.

If the Company fails to make its total capital contribution of $2 million, Puxin may increase its capital contribution for any unfulfilled amount, diluting the Company’s ownership interest in ADC proportionately. Alternatively, the parties may agree to admit a third party as a new investor, with the resulting dilution in ownership of ADC being borne completely by the Company.

 Apex Resources, Inc.

Notes to the Condensed Financial Statements

September 30, 2018

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

The Financial Statements and related disclosures as of September 30, 2018 are reviewed pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Unless the context otherwise requires, all references to “Apex”, “Apex Resources”, “we”, “us”, “our” or the “company” are to Apex Resources, Inc.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2018.

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

 Apex Resources, Inc.

Notes to the Condensed Financial Statements

September 30, 2018

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal as of September 30, 2018.

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

Apex Resources, Inc.

Notes to the Condensed Financial Statements

September 30, 2018

Recent Accounting Pronouncements

Management has reviewed all the recently issued, but not yet effective, accounting pronouncements, and does not believe any of these pronouncements will have a material impact on the Company.

Unaudited Financial Statements

The balance sheet as of September 30, 2018, the statements of operations and cash flows for the three-month period ended September 30, 2018, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended September 30, 2018 are not necessarily indicative of results expected for the full year ending June 30, 2019. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2018 have been made.

It is suggested that these statements be read in conjunction with the June 30, 2018 audited financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K and related amendments filed with the Securities and Exchange Commission.

Note 3: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern for one year after the date the financial statements were issued.

For the period from its inception on March 31, 2015 to September 30, 2018, the Company had an accumulated net loss of $286,033. The Company also has a negative net worth of $235,102 as of September 30, 2018. This raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

Apex Resources, Inc.

Notes to the Condensed Financial Statements

September 30, 2018

Note 4: Concentrations

Our steam room product sales were concentrated with only one customer. Although sales were made without collateral, management believes the credit-related losses are insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

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

As of March 23, 2018, the outstanding principal balance of such loans from and advances by Mr. Dabasinkas was in the amount of $3,731. As a result of the change in control on March 23, 2018, and as more fully described in Note 11, “Change in Control”, the entire unpaid principal balance of these loans was discharged by Mr. Dabasinkas. The balance of the loans payable to Mr. Dabasinkas as of September 30, 2018, was $0.

Between March 23, 2018 (the date of the Change in Control as explained in Note 11), and September 30, 2018, a principal shareholder Harbor Torrance Family Trust made advances and loans (net of repayments) in the total amount of $252,648 to the Company as working capital. The loan from Harbor Torrance Family Trust is payable on demand and carries an interest rate of 0%.

Note 7: Capital Stock

As of September 30, 2018 the Company has 75,000,000 shares of common stock, par value of $0.001 per share, authorized.

On June 15, 2015 the Company issued 4,000,000 shares of common stock for a purchase price of $0.001 per share to its then-sole Director. The Company received aggregate gross proceeds of $4,000. As of September 30, 2018 there were no outstanding stock options or warrants.

In November 2016, the Company sold and issued 1,080,000 shares at $0.04 per share pursuant to its recent offering on a Registration Statement on Form S-1. The shares were issued to 31 independent shareholders for proceeds of $43,200.

Note 8: Fixed Assets

In June 30, 2015, the Company purchased land and a small office located at Aytaus g. 100, Varena, Lithuania. The purchase price of $8,655 was allocated as $4,327.50 for the building and $4,327.50 for the land. Prior to April 7, 2018 the Company utilized the space as its principal office to conduct the Company’s former steam room products sales activities. As the Company discontinued the steam room products sales activities on April 7, 2018, the office in Lithuania is treated as an asset held for sale under ASC 250-45 and ASC 360-10 post-April 6, 2018. Based on the analysis of the management, the sale of the land and the building is not likely to occur. Thus, management decided to write off the fixed assets, i.e. $7,791 for the period ended September 30, 2018.

Apex Resources, Inc.

Notes to the Condensed Financial Statements

September 30, 2018

Note 9: Income Taxes

Apex Resources Inc. is registered in the State of Nevada and is subject to the tax law of the United States of America and a federal corporate statutory tax rate of 21% starting January 1, 2018.

As of September 30, 2018, the Company had net operating loss carry forwards of approximately $293,824that may be available to reduce future years’ taxable income through 2035 and 2038. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Benefit of income taxes for the three-month periods ended September 30, 2018 and 2017 were $0 and $0, respectively.

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

Note 12: Subsequent Events

The Company has evaluated events subsequent through the date these consolidated financial statements have been issued, February 20, 2019, to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these consolidated financial statements were available to be issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the consolidated financial statements.

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

Overview

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

On March 23, 2018, Tadas Dabasinkas, the then majority shareholder, sole director and sole officer of the Company, entered into stock purchase agreements and sold an aggregate 4,000,000 shares of the common stock of the Company, or approximately 78.7% of the issued and outstanding shares of common stock of the Company as of such date, being all of the shares owned by Mr. Dabasinkas, for an aggregate $443,079 in cash. The purchasers of the shares were Sumunity Group, Inc. (“Sumunity”) and Harbor Torrance Family Trust (“Harbor”), which purchased 1,200,000 and 2,800,000 shares, respectively. Harbor also acted in part as agent for Bo Qian in purchasing 800,000 of the shares initially purchased by Harbor, which shares were resold by Harbor to Mr. Qian on or about March 31, 2018 for the same price at which they were purchased by Harbor from Mr. Dabasinkas (such transaction is sometimes referred as the “Change-of-Control Transaction” in this Form 10-Q). The Company received no proceeds from the Change-of-Control Transaction. None of the purchasers is an affiliate of Mr. Dadasinkas.

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

In furtherance of our new business, we entered into an agreement dated April 26, 2018 (the “ADC Agreement”), with Chongqing Puxin Blockchain Technology Co., Ltd. (“Puxin”), a cryptocurrency mining company in China, pursuant to which we are obligated to contribute $2 million to a new company, Apex Data Center Inc. (“ADC”), incorporated by Puxin, in exchange for an 80% equity in ADC. Puxin will retain 20% of the equity of ADC. ADC will build a “mining pool,” or facilities with rig machines that mine cryptocurrencies, for a hosting or management fee, with the capability of accommodating up to 100,000 dedicated servers in a facility to be built in one or more locations that are currently being evaluated by us. While we do not currently own any rig machine, it is expected that we will receive and host 2,000 to 3,000 rig machines owned by Puxin in China into ADC’s facilities in the first phase. We will either host additional machines for other third parties or raise the capital to acquire additional machines. The target is to host a total of 10,000 rig machines in the facility in the next 12 months. As of September 30, 2018, the Company is still evaluating various options and has not finalized on the selection of the location of the facilities.

Under the ADC Agreement, we have agreed to invest a total of $2 million for the construction and operation of the new ADC data center. Puxin will offer its expertise and assist the Company to design, budget, construct, and manage the day-to-day operations of the new ADC data center. Upon execution of the ADC Agreement, we are required to provide the first $280,000 of the total $2 million investment to ADC as working capital for development of the new ADC data center. As of the date of the filing of this Form 10-Q we have provided $20,000 of the required working capital amount, the source of which was loans from one of our principal shareholders.

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

Results of Operations

Three-Month Period Ended September 30, 2018 compared to the Three-Month Period Ended September 30, 2017

Revenue, Cost of Goods Sold and Gross Profit

For the three months ended September 30, 2018, we generated $0 in revenues and $0 in cost of goods sold, compared to steam room products revenue of $30,108 and cost of goods sold of $29,854 during the same period of 2017. The changes represent decreases in revenue and cost of goods sold in the amounts of $30,108 and $29,854, respectively. We suspended the steam room products sales activities in April 2018 to pursue a new cryptocurrency mining business, following the change in control of March 23, 2018. As of September 30, 2018, no revenue has been generated by the new cryptocurrency mining business.

For the three months ended September 30, 2018, our gross profit was $0, or a decrease of $254 from the gross profit of $254 during the same period of 2017. As explained above, during the three months ended September 30, 2018, no sales and cost of goods sold was recorded, resulting in a $0 gross profit.

Operating Expenses

For the three months ended September 30, 2018, we incurred operating expenses of $171,050, which represents an increase in the amount of $169,457as compared to $1,593 during the same period of 2017. While operating expenses for the three months ended September 30, 2017 consists of only legal and professional expenses, the $171,050 operating expenses for the three-month period ended September 30, 2018 include professional fees and other expenses incurred for the development of the new cryptocurrency mining business, such as consulting fee of $50,300, legal fee of $43,377, investor relations fee of $6,000, and travel expenses of $49,836.

Provision for (Benefit of) Income Taxes

Benefit of Income Taxes for the three months ended September 30, 2018 and 2017 was $0 and $0, respectively. No current tax liability was provided for the three months periods ended September 30, 2018 and 2017.

Net Loss

Our net loss for the three-month period ended September 30, 2018 was $171,099, an increase of $169,760 compared to a net loss of $1,339 during the same period of 2017. The increase in net losses is primarily caused by the increase in the Company’s operating expenses during the three months ended September 30, 2018.

Liquidity and Capital Resources

At September 30, 2018, we had $14,964 in cash in bank. The $14,964 cash balance at September 30, 2018 represented a decrease by $56,535 from the cash in bank balance of $71,499 at June 30, 2018. While we received a net $97,648 loan from one of our shareholders during the period ending September 30, 2018, our operating activities used a total of $154,183 of cash during the three months ended September 30, 2018 and caused the cash balance to drop substantially.

The cash in bank and a prepaid expense of $1,146 were our only current assets as of September 30, 2018.

Our total current assets as of September 30, 2018 were $16,109, consisting mainly of cash in bank, as compared to $72,644 at June 30, 2018. We had $262,773 in total current liability as of September 30, 2018, including a $10,125 of accounts payable and a $252,648 of loan from shareholder, as compared to the total current liabilities of $156,000 at June 30, 2018. The balance of loan from the same shareholder was $155,000 as of June 30, 2018.

We have a working capital deficit as of September 30, 2018 in the amount of $246,664. For the period from inception (March 31, 2015) to September 30, 2018, we had an accumulated net loss of $293,824. Our net worth was a negative $242,893as of September 30, 2018. This raises substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

Our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our expenses. We do not anticipate any significant revenue until and unless we begin to execute on our new plan of operations involving blockchain technology related products and services. There is no assurance we will ever reach that stage.

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

For the period from inception (March 31, 2015) to September 30, 2018, the Company had an accumulated net loss of $293,824. The Company also had a negative net worth of $242,893 as of September 30, 2018. This raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

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

Recent Accounting Pronouncements

See Note 2 of our Financial Statements included in this quarterly report for discussion of recent accounting pronouncements.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective as of September 30, 2018, because of the material weaknesses in our internal control over financial reporting listed below:

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

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended September 30, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us or our business.

ITEM 1A. RISK FACTORS

As of the date of this quarterly report, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2018 filed with the SEC on January 11, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Articles of Incorporation, as amended	_	S-1	_	3.1	09/24/2015
3.2	By-Laws	_	S-1	_	3.2	09/24/2015
10.1	Cooperation Agreement Of Apex Data Center Inc. Dated April 26, 2018	_	8-K	_	10.1	06/22/2018
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer	☒	_	_	_	_
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer	☒	_	_	_	_
32.1	Section 1350 Certification of principal executive officer**		_	_	_	_
32.2	Section 1350 Certification of principal financial and accounting officer**		_	_	_	_
101.INS	XBRL Instance Document	☒	_	_	_	_
101.SCH	XBRL Taxonomy Extension Schema Document	☒	_	_	_	_
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	☒	_	_	_	_
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	☒	_	_	_	_
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	☒	_	_	_	_
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	☒	_	_	_	_

_______________

** Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APEX RESOURCES, INC.

Date: February 20, 2019	By:	/s/ Jeff Bodnar
Jeff Bodnar
(Principal Executive Officer)

