Form 10-Q
period 2018-12-31
APEX RESOURCES INC/NV
filed 2019-04-09
CIK 1653710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2018

Commission File Number 333-207109

APEX RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

13191 Crossroads Pkwy N, Suite 200, City of Industry, CA 91746

(Address of principal executive offices, including zip code.)

(626) 910-5101

(Telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of April 9, 2019, we have 5,080,000 shares of common stock, par value $0.001 per share issued and outstanding.

APEX RESOURCES, INC.

FORM 10-Q FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2018

ITEM 1. FINANCIAL STATEMENTS

APEX RESOURCES INC
Condensed Consolidated Balance Sheets
(Stated in U.S. Dollars)

	December 31, 2018	June 30, 2018
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$-	$71,499
Prepaid expense	1,145	1,145
Security Deposit	51,781	-
Total Current Assets	52,926	72,644

Fixed Assets
Building	-	4,328
Accumulated Depreciation - Building	-	(865)
Land	-	4,328
Total Fixed Assets	-	7,791

Total Assets	$52,926	$80,435

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank Overdraft	12,115	-
Accounts Payable	13,552	1,000
Loan from Related Party	345,648	155,000
Total Current Liabilities	371,315	156,000

Total Liabilities	$371,315	$156,000

Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 5,080,000 shares issued and outstanding	5,080	5,080
Additional paid-in-capital	45,851	45,851
Deficit accumulated during the development stage	(365,549)	(122,725)
Total Stockholders’ Deficit - Apex Resources	(314,618)	(71,794)
Noncontrolling interests	(3,771)	(3,771)
Total Stockholders’ Deficit	(318,389)	(75,565)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$52,926	$80,435

The accompanying notes are an integral part of these condensed consolidated financial statements

APEX RESOURCES INC
Condensed Consolidated Statements of Operations
(Unaudited) (Stated in U.S. Dollars)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017

Revenue	$-	$30,366	$-	$60,474
Cost of Goods Sold	-	20,989	-	50,843
Gross Profit	$-	9,377	-	9,631

Operating Expenses
General and administrative expenses	71,724	1,627	242,774	3,148
Depreciation	-	72	-	144
Total Operating Expenses	71,724	1,699	242,774	3,292
Net Income (Loss) from Operations	(71,724)	7,678	(242,774)	6,339

Other Income (Expense)
Interest expenses	-	-	49	-
Income (Loss) Before Income Taxes	(71,724)	7,678	(242,823)	6,339

Provision for (Benefit of) Income Taxes
Income tax expense (benefit) - Current	-	-

Net Income (Loss) including noncontrolling interests	(71,724)	7,678	(242,823)	6,339

Less: Net loss attributable to noncontrolling interests	-	-

Net Income (Loss) attributable to Apex Resources Inc.	$(71,724)	$7,678	$(242,823)	$6,339

Earnings (Loss) per Common Share:
Basic and Diluted	$(0.01)	$0.00	$(0.05)	$0.00

Weighted average number of common shares outstanding:
Basic and Diluted	5,080,000	5,080,000	5,080,000	5,080,000

The accompanying notes are an integral part of these condensed consolidated financial statements

APEX RESOURCES INC
Condensed Consolidated Statements of Cash Flows
(Unaudited) (Stated in U.S. Dollars)

	Six Months Ended	Six Months Ended
	December 31, 2018	December 31, 2017
Operating Activities
Net Income (Loss) including noncontrolling interests	(242,823)	6,339
Add: Loss on asset held for sale	7,790
Changes in operating assets and liabilities
Depreciation	-	144
Accounts payable	12,552	(10,000)
Accrued expense		(1,000)
Security deposit	(51,781)
Net cash used in operating activities	(274,262)	(4,517)

Investing Activities
Net cash used in investing activities	-	-

Financing Activities
Loan from related party	190,648	2,000
Net cash provided by financing activities	190,648	2,000

Net increase (decrease) in cash and cash equivalents	$(83,614)	$(2,517)

Cash and equivalents at beginning of the period	71,499	2,756

Cash and equivalents at end of the period	$(12,115)	$239

Supplemental cash flow information:
Cash paid for:
Interest	$49	$-
Taxes	$-	$-

Significant non-cash transactions:
Discharged loan from Director converted to additional paid-in capital	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

Apex Resources, Inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

December 31, 2018

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

After the end of the period ending June 30, 2018, the Company completed the last sale of steam room products by making delivery on April 6, 2018 of inventory ordered by a customer in February 2018. The steam room sales activities were discontinued after April 6, 2018.

Data Center Hosting Services

The Company entered into an agreement dated April 26, 2018 (the “ADC Agreement”) with Chongqing Puxin Blockchain Technology Co., Ltd. (“Puxin”), a cryptocurrency mining company in China, pursuant to which the Company is obligated to contribute $2.0 million to a new company, Apex Data Center Inc. (“ADC”) incorporated by Puxin, in exchange for an 80% equity in ADC. Puxin retains 20% of the equity of ADC. ADC will build a “mining pool”, or a facility with rig machines that mine cryptocurrencies, for a hosting or management fee with the capability of accommodating up to 100,000 dedicated servers in facilities to be built in one or more locations that are currently being evaluated by the Company. While the Company does not currently own any rig machine, it is expected to receive and host 2,000 to 3,000 rig machines owned by Puxin in China into ADC’s facilities in the first phase. We will either host additional machines for other third parties or raise the capital to acquire additional machines. The target is to host a total of 10,000 rig machines in the facility in the next 12 months. As of December 31, 2018, the Company was still evaluating various options and had not finalized on the selection of the location of the facilities.

Under the ADC agreement, the Company has agreed to invest a total of $2 million for the construction and operation of the new ADC data center. Puxin will offer its expertise and assist the Company to design, budget, construct, and manage the day-to-day operations of the new ADC data center. Upon execution of the ADC Agreement, the Company is required to provide the first $280,000 of its total $2 million investment to ADC as working capital for development of the new ADC data center. As of the date of the filing of this Form 10-Q, the Company has provided $20,000 of the required working capital amount. The Company intends to make the total capital contribution of $2 million in the next 12 months.

If the Company fails to make its total capital contribution of $2 million, Puxin may increase its capital contribution for any unfulfilled amount, diluting the Company’s ownership interest in ADC proportionately. Alternatively, the parties may agree to admit a third party as a new investor, with the resulting dilution in ownership of ADC being borne completely by the Company.

 Apex Resources, Inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

December 31, 2018

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

The Financial Statements and related disclosures as of December 31, 2018 are reviewed pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Unless the context otherwise requires, all references to “Apex”, “Apex Resources”, “we”, “us”, “our” or the “company” are to Apex Resources, Inc.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2018.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

 Apex Resources, Inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

December 31, 2018

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal as of December 31, 2018.

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

Apex Resources, Inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

December 31, 2018

Recent Accounting Pronouncements

Management has reviewed all the recently issued, but not yet effective, accounting pronouncements, and does not believe any of these pronouncements will have a material impact on the Company.

Unaudited Financial Statements

The balance sheet as of December 31, 2018, the statements of operations and cash flows for the six-month period ended December 31, 2018, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the six months ended December 31, 2018 are not necessarily indicative of results expected for the full year ending June 30, 2019. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at December 31, 2018 have been made.

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

For the period from its inception on March 31, 2015 to December 31, 2018, the Company had an accumulated net loss of $365,549. The Company also has a negative net worth of $314,618 as of December 31, 2018. This raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

Apex Resources, Inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

December 31, 2018

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

As of March 23, 2018, the outstanding principal balance of such loans from and advances by Mr. Dabasinkas was in the amount of $3,731. As a result of the change in control on March 23, 2018, and as more fully described in Note 11, “Change in Control”, the entire unpaid principal balance of these loans was discharged by Mr. Dabasinkas. The balance of the loans payable to Mr. Dabasinkas as of December 31, 2018, was $0.

Between March 23, 2018 (the date of the Change in Control as explained in Note 11), and December 31, 2018, a principal shareholder Harbor Torrance Family Trust made advances and loans (net of repayments) in the total amount of $345,648 to the Company as working capital. The loan from Harbor Torrance Family Trust is payable on demand and carries an interest rate of 0%.

Note 7: Capital Stock

As of December 31, 2018, the Company had 75,000,000 shares of common stock, par value of $0.001 per share, authorized.

On June 15, 2015, the Company issued 4,000,000 shares of common stock for a purchase price of $0.001 per share to its then-sole Director. The Company received aggregate gross proceeds of $4,000. As of December 31, 2018, there were no outstanding stock options or warrants.

In November 2016, the Company sold and issued 1,080,000 shares at $0.04 per share pursuant to its recent offering on a Registration Statement on Form S-1. The shares were issued to 31 independent shareholders for proceeds of $43,200.

Note 8: Fixed Assets

In June 30, 2015, the Company purchased land and a small office located at Aytaus g. 100, Varena, Lithuania. The purchase price of $8,655 was allocated as $4,327.50 for the building and $4,327.50 for the land. Prior to April 7, 2018, the Company utilized the space as its principal office to conduct the Company’s former steam room products sales activities. As the Company discontinued the steam room products sales activities on April 7, 2018, the office in Lithuania is treated as an asset held for sale under ASC 250-45 and ASC 360-10 post-April 6, 2018. Based on the analysis of the management, the sale of the land and the building is not likely to occur. Thus, management wrote off the fixed assets, i.e. $7,790 for the period ended September 30, 2018.

Apex Resources, Inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

December 31, 2018

Note 9: Income Taxes

Apex Resources Inc. is registered in the State of Nevada and is subject to the tax law of the United States of America and a federal corporate statutory tax rate of 21% starting January 1, 2018.

As of December 31, 2018, the Company had net operating loss carry forwards of approximately $365,549 that may be available to reduce future years’ taxable income through 2035 and 2038. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Benefit of income taxes for the six-month periods ended December 31, 2018 and 2017 were $0 and $0, respectively.

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

Note 12: Subsequent Events

The Company has evaluated events subsequent through the date these consolidated financial statements have been issued, April 9, 2019, to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these consolidated financial statements were available to be issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the consolidated financial statements.

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

In furtherance of our new business, we entered into an agreement dated April 26, 2018 (the “ADC Agreement”), with Chongqing Puxin Blockchain Technology Co., Ltd. (“Puxin”), a cryptocurrency mining company in China, pursuant to which we are obligated to contribute $2 million to a new company, Apex Data Center Inc. (“ADC”), incorporated by Puxin, in exchange for an 80% equity in ADC. Puxin will retain 20% of the equity of ADC. ADC will build a “mining pool,” or facilities with rig machines that mine cryptocurrencies, for a hosting or management fee, with the capability of accommodating up to 100,000 dedicated servers in a facility to be built in one or more locations that are currently being evaluated by us. While we do not currently own any rig machine, it is expected that we will receive and host 2,000 to 3,000 rig machines owned by Puxin in China into ADC’s facilities in the first phase. We will either host additional machines for other third parties or raise the capital to acquire additional machines. The target is to host a total of 10,000 rig machines in the facility in the next 12 months. As of December 31, 2018, the Company was still evaluating various options and has not finalized on the selection of the location of the facilities.

Under the ADC Agreement, we have agreed to invest a total of $2 million for the construction and operation of the new ADC data center. Puxin will offer its expertise and assist the Company to design, budget, construct, and manage the day-to-day operations of the new ADC data center. Upon execution of the ADC Agreement, we are required to provide the first $280,000 of the total $2 million investment to ADC as working capital for development of the new ADC data center. As of the date of the filing of this Form 10-Q, we have provided $20,000 of the required working capital amount, the source of which was loans from one of our principal shareholders.

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

Results of Operations

Three-Month Period Ended December 31, 2018 compared to the Three-Month Period Ended December 31, 2017

Revenue, Cost of Goods Sold and Gross Profit

For the three months ended December 31, 2018, we generated $0 in revenues and $0 in cost of goods sold, compared to steam room products revenue of $30,366 and cost of goods sold of $20,989 during the same period of 2017. The changes represent decreases in revenue and cost of goods sold in the amounts of $30,366 and $20,989, respectively. We suspended the steam room products sales activities in April 2018 to pursue a new cryptocurrency mining business, following the change in control of March 23, 2018. As of December 31, 2018, no revenue has been generated by the new cryptocurrency mining business.

For the three months ended December 31, 2018, our gross profit was $0, or a decrease of $9,377 from the gross profit of $9,377 during the same period of 2017. As explained above, during the three months ended December 31, 2018, no sales and cost of goods sold was recorded, resulting in a $0 gross profit.

Operating Expenses

For the three months ended December 31, 2018, we incurred operating expenses of $71,724, which represents an increase in the amount of $70,025 as compared to $1,699 during the same period of 2017. While operating expenses for three months ended December 31, 2017 consists of only legal and professional expenses, the $71,724 operating expenses for the three months ended December 31, 2018 include professional fees and other expenses incurred for the development of the new cryptocurrency mining business, such as consulting fee of $7,500, legal fee of $41,169, and travel expenses of $10,000.

Provision for (Benefit of) Income Taxes

Benefit of Income Taxes for the three months ended December 31, 2018 and 2017 was $0 and $0, respectively. No current tax liability was provided for the three months ended December 31, 2018 and 2017.

Net Loss

Our net loss for the three-month period ended December 31, 2018 was $71,724, an increase of $79,402 compared to a net income of $7,678 during the same period of 2017. The increase in net losses is primarily caused by the increase in the Company’s operating expenses during the three-month period ended December 31, 2018.

Six-Month Period Ended December 31, 2018 compared to the Six-Month Period Ended December 31, 2017

Revenue, Cost of Goods Sold and Gross Profit

For the six months ended December 31, 2018, we generated $0 in revenues and $0 in cost of goods sold, compared to steam room products revenue of $60,474 and cost of goods sold of $50,843 during the same period of 2017. The changes represent decreases in revenue and cost of goods sold in the amounts of $60,474 and $50,843, respectively. We suspended the steam room products sales activities in April 2018 to pursue a new cryptocurrency mining business, following the change in control of March 23, 2018. As of December 31, 2018, no revenue has been generated by the new cryptocurrency mining business.

For the six months ended December 31, 2018, our gross profit was $0, or a decrease of $9,631 from the gross profit of $9,631 during the same period of 2017. As explained above, during the six months ended December 31, 2018, no sales and cost of goods sold was recorded, resulting in a $0 gross profit.

Operating Expenses

For the six months ended December 31, 2018, we incurred operating expenses of $242,774, which represents an increase in the amount of $239,626 as compared to $3,148 during the same period of 2017. While operating expenses for six months ended December 31, 2017 consists of only legal and professional expenses, the $242,774 operating expenses for the six months ended December 31, 2018 include professional fees and other expenses incurred for the development of the new cryptocurrency mining business, such as consulting fee of $57,800, legal fee of $84,546, and travel expenses of $59,836.

Provision for (Benefit of) Income Taxes

Benefit of Income Taxes for the six months ended December 31, 2018 and 2017 was $0 and $0, respectively. No current tax liability was provided for the six months ended December 31, 2018 and 2017.

Net Loss

Our net loss for the six-month period ended December 31, 2018 was $242,823, a decrease of $249,162 compared to a net income of $6,339 during the same period of 2017. The increase in net losses is primarily caused by the increase in the Company’s operating expenses during the six-month period ended December 31, 2018.

Liquidity and Capital Resources

At December 31, 2018, we had occurred bank overdraft of $12,115. The negative $12,115 cash balance at December 31, 2018 represented a decrease by $83,614 from the cash in bank balance of $71,499 at June 30, 2018. While we received a net $93,000 loan from our related parties during the three-month period ending December 31, 2018, our operating activities used a total of $71,724 of cash and we made a $51,781 security deposit during the six months ended December 31, 2018, which caused the cash balance to drop substantially.

The prepaid expense of $1,145 was our only current assets as of December 31, 2018, as compared to $72,644 at June 30, 2018. We had $371,315 in total current liability as of December 31, 2018, including a $13,552 of accounts payable and a $345,648 of loan from related parties, as compared to the total current liabilities of $156,000 at June 30, 2018. The balance of loan from the related parties was $155,000 as of June 30, 2018.

We have a working capital deficit as of December 31, 2018 in the amount of $370,170. For the period from inception (March 31, 2015) to December 31, 2018, we had an accumulated net loss of $365,549. Our net worth was a negative $314,618 as of December 31, 2018. This raises substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

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

For the period from inception (March 31, 2015) to December 31, 2018, the company had an accumulated net loss of $365,549. The Company also had a negative net worth of $314,618 as of December 31, 2018. This raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective as of December 31, 2018, because of the material weaknesses in our internal control over financial reporting listed below:

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

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended December 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

________

** Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APEX RESOURCES, INC.

Date: April 9, 2019	By:	/s/ Jeff Bodnar
Jeff Bodnar
(Principal Executive Officer)

