Form 10-Q
period 2019-03-31
APEX RESOURCES INC/NV
filed 2019-05-15
CIK 1653710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

Commission File Number 333-207109

APEX RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

13191 Crossroads Pkwy N, Suite 200, City of Industry, CA 91746

(Address of principal executive offices, including zip code.)

(626) 910-5101

(Telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reportingI company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	APXX	OTC Pink

As of May 15, 2019, we have 5,080,000 shares of common stock, par value $0.001 per share issued and outstanding.

APEX RESOURCES, INC.

FORM 10-Q FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2019

ITEM 1. FINANCIAL STATEMENTS

APEX RESOURCES INC
Condensed Consolidated Balance Sheets
(Stated in U.S. Dollars)

	March 31, 2019	June 30, 2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$13,351	$71,499
Prepaid expense	1,145	1,145
Total Current Assets	14,496	72,644

Fixed Assets
Building	-	4,328
Accumulated depreciation - Building	-	(865)
Land	-	4,328
Security deposit	55,751	-
Total Fixed Assets	55,751	7,791

Total Assets	$70,247	$80,435

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	57,574	1,000
Payroll Tax Payable	5,332	-
Loan from related party	508,913	155,000
Total Current Liabilities	571,819	156,000

Total Liabilities	$571,819	$156,000

Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 5,080,000 shares issued and outstanding	5,080	5,080
Additional paid-in-capital	45,851	45,851
Deficit accumulated during the development stage	(548,732)	(122,725)
Total Stockholders’ Equity (Deficit) - Apex Resources	(497,801)	(71,794)
Noncontrolling interests	(3,771)	(3,771)
Total Stockholders’ Deficit	(501,572)	(75,565)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$70,247	$80,435

The accompanying notes are an integral part of these consolidated financial statements

APEX RESOURCES INC
Condensed Consolidated Statements of Operations
(Unaudited) (Stated in U.S. Dollars)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018

Revenue	$-			$60,474
Cost of Revenue	-			50,843
Gross Profit	$-	-	-	9,631

Operating Expenses
General and administrative expenses	182,811	1,458	425,585	4,606
Depreciation	-	72	-	216
Total Operating Expenses	182,811	1,530	425,585	4,822
Net Income (Loss) from Operations	(182,811)	(1,530)	(425,585)	4,809

Other Income (Expense)
Interest expenses	373	-	422	-
Income (Loss) Before Income Taxes	(183,184)	(1,530)	(426,007)	4,809

Provision for (Benefit of) Income Taxes
Income tax expense (benefit) - Current	-	(1,298)	-	(1,298)

Net Income (Loss) including noncontrolling interests	(183,184)	(232)	(426,007)	6,107

Less: Net loss attributable to noncontrolling interests	-	-	-	-

Net Income (Loss) attributable to Apex Resources Inc.	$(183,184)	$(232)	$(426,007)	$6,107

Earnings (Loss) per Common Share:
Basic and Diluted	$(0.04)	$(0.00)	$(0.08)	$0.00

Weighted average number of common shares outstanding:
Basic and Diluted	5,080,000	5,080,000	5,080,000	5,080,000

The accompanying notes are an integral part of these consolidated financial statements

APEX RESOURCES INC
Condensed Consolidated Statements of Cash Flows
(Unaudited) (Stated in U.S. Dollars)

	Nine Months Ended	Nine Months Ended
	March 31, 2019	March 31, 2018
Operating Activities
Net Income (Loss) including noncontrolling interests	(426,007)	6,107
Add: Loss on asset held for sale	7,791
Changes in operating assets and liabilities
Depreciation	-	216
Bank overdraft	-	14
Prepaid purchase	-	(32,836)
Accounts payable	56,574	(9,503)
Accrued expense	-	(1,238)
Payroll tax payable	5,332
Unearned revenue	-	33,790
Security deposit	(55,751)	-
Income tax payable	-	(1,298)
Net cash used in operating activities	(412,060)	(4,748)

Investing Activities
Net cash used in investing activities	-	-

Financing Activities
Proceeds from loan from director	-	2,500
Loan from related parties	353,913	-
Net cash provided by financing activities	353,913	2,500

Net increase (decrease) in cash and cash equivalents	$(58,148)	$(2,248)

Cash and equivalents at beginning of the period	71,499	2,756

Cash and equivalents at end of the period	$13,351	$507

Supplemental cash flow information:
Cash paid for:
Interest	$373	$-
Taxes	$-	$-

Significant non-cash transactions:
Discharged loan from Director converted to additional paid-in capital	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Apex Resources, Inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

March 31, 2019

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

Data Center Hosting Services

The Company entered into an agreement dated April 26, 2018 (the “ADC Agreement”) with Chongqing Puxin Blockchain Technology Co., Ltd. (“Puxin”), a cryptocurrency mining company in China, pursuant to which the Company is obligated to contribute $2.0 million to a new company, Apex Data Center Inc. (“ADC”) incorporated by Puxin, in exchange for an 80% equity in ADC. Puxin retains 20% of the equity of ADC. ADC will build a “mining pool”, or a facility with rig machines that mine cryptocurrencies, for a hosting or management fee with the capability of accommodating up to 100,000 dedicated servers in facilities to be built in one or more locations that are currently being evaluated by the Company. While the Company does not currently own any rig machine, it is expected to receive and host 2,000 to 3,000 rig machines owned by Puxin in China into ADC’s facilities in the first phase. We will either host additional machines for other third parties or raise the capital to acquire additional machines. The target is to host a total of 10,000 rig machines in the facility in the next 12 months. As of March 31, 2019, the Company was still evaluating various options and had not finalized on the selection of the location of the facilities.

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

Due to the lack of progress in the implementation of the business plan contemplated in the ADC Agreement, the Company and Puxin agreed to terminate the ADC Agreement on April 1, 2019. See Note 12: Subsequent Events for details of the terms of termination.

 Apex Resources, Inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

March 31, 2019

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

The Financial Statements and related disclosures as of March 31, 2019 are reviewed pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Unless the context otherwise requires, all references to “Apex”, “Apex Resources”, “we”, “us”, “our” or the “company” are to Apex Resources, Inc.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2019.

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

 Apex Resources, Inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

March 31, 2019

Leases

In February 2016, the FAS issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU 2018-11, ”Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”) and ASU 2018-10, ”Codification Improvements to Topic 842, Leases” (“ASU 2018-10”). ASU 2018-11 provides for an additional optional adoption method of ASU 2016-02, allowing for the application of the new standard as of the adoption date and recognizes a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2018-10 provides corrections and updates to the previously issued codification regarding Topic 842. Various areas of the codification were impacted from the update. The two standards follow the effective dates of ASU 2016-02. The Company’s non-cancellable leases consist of an office leases of 6,543 square feet expiring in March 2024. The Company is currently assessing and implementing the new standard, including classification of leases, identifying lease and non-lease components, discount rates, and the practical expedients that are available under the guidance. The Company expects to complete the assessment of the impacts of adopting the new standard by the end of the June 30, 2019 fiscal year.

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal as of March 31, 2019.

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

Apex Resources, Inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

March 31, 2019

Unaudited Financial Statements

The balance sheet as of March 31, 2019, the statements of operations and cash flows for the nine-month period ended March 31, 2019, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the nine months ended March 31, 2019 are not necessarily indicative of results expected for the full year ending June 30, 2019. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2019 have been made.

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

For the period from its inception on March 31, 2015 to March 31, 2019, the Company had an accumulated net loss of $548,732. The Company also has a negative net worth of $497,801 as of March 31, 2019. This raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

Apex Resources, Inc.

Notes to the Unaudited Condensed Consolidated Interim Financial Statements

March 31, 2019

Note 4: Lease Commitment

The Company entered into a 63-month operating lease for its office space in the City of Industry on January 1, 2019. California. The payment obligations of the lease are guaranteed by Harbor Green Grains, LP, an entity controlled by one of the Company’s majority shareholders. Future minimum lease payment under the lease are as follows:

For the 12-month period ending	March 31
2020	$177,296
2021	182,615
2022	205,610
2023	211,778
2024	218,131
Total Future Minimum Lease Payment	$995,430

Rent expense for the three and nine months ended March 31, 2019 was $32,061 and $32,061, respectively. No rent expense was incurred in the comparable periods in 2018.

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

As of March 23, 2018, the outstanding principal balance of such loans from and advances by Mr. Dabasinkas was in the amount of $3,731. As a result of the change in control on March 23, 2018, and as more fully described in Note 11, “Change in Control”, the entire unpaid principal balance of these loans was discharged by Mr. Dabasinkas. The balance of the loans payable to Mr. Dabasinkas as of March 31, 2019, was $0.

Between March 23, 2018 (the date of the Change in Control as explained in Note 11), and March 31, 2019, a principal shareholder Harbor Torrance Family Trust made advances and loans (net of repayments) in the total amount of $508,913 to the Company as working capital. The loan from Harbor Torrance Family Trust is payable on demand and carries an interest rate of 0%.

Note 7: Capital Stock

As of March 31, 2019, the Company had 75,000,000 shares of common stock, par value of $0.001 per share, authorized.

On June 15, 2015, the Company issued 4,000,000 shares of common stock for a purchase price of $0.001 per share to its then-sole Director. The Company received aggregate gross proceeds of $4,000. As of March 31, 2019, there were no outstanding stock options or warrants.

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

March 31, 2019

Note 9: Income Taxes

Apex Resources Inc. is registered in the State of Nevada and is subject to the tax law of the United States of America and a federal corporate statutory tax rate of 21% starting January 1, 2018.

As of March 31, 2019, the Company had net operating loss carry forwards of approximately $548,731 that may be available to reduce future years’ taxable income through 2036 and 2039. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Benefit of income taxes for the nine-month periods ended March 31, 2019 and 2018 were $0 and $0, respectively.

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

Note 12: Subsequent Events

The Company has evaluated events subsequent through the date these consolidated financial statements have been issued, May 15, 2019, to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these consolidated financial statements were available to be issued. Based upon this evaluation, the company has no subsequent event occurred that require recognition or disclosure in the consolidated financial statements, except for the followings:

Termination of the ADC Agreement

On April 1, 2019, the Company signed a termination and release agreement (the “ADC Termination Agreement”) with Chongqing Puxin Blockchain Technology Co., Ltd., a company organized under the laws of the People’s Republic of China (“Puxin”) to terminate the agreement previously entered into by the two companies on April 26, 2018 (the “ADC Agreement”). Under the ADC Agreement, (1) a joint venture entity Apex Data Center Inc. was incorporated to pursue the data mining operations in the state of Washington, (2) the Company was obligated to contribute the sum of $2.0 million cash in exchange for 80% of ADC’s shares of common stock to be issued, and (3) Puxin was obligated to contribute properties and services in kind (equipment, labor, professional services, etc.) for its 20% ownership in ADC. Upon signing of the ADC Termination Agreement, the Company and Puxin agreed to terminate the ADC Agreement immediately. The Companmy and Puxin also agreed to irrevocably and unconditionally release each other from any claims, charges, causes of action or any other liabilities arising out of the ADC Agreement.

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

Recent Development

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

We intend to pursue one or more business opportunities using Blockchain technology related products and services in various areas, such as e-commerce platforms offering online retail service involving Blockchain-as-a-service. We are in the early stages of analyzing and developing our new business model and pursuing business opportunities.

We must raise a significant amount of capital, in the form of equity and/or debt, unless and until we have sufficient cash flow from operations. We do not anticipate any significant additional revenue until and unless we begin to execute on our new plan of operations, described herein, e-commerce platforms offering online retail service involving Blockchain-as-a-service. There is no assurance we will ever reach that stage. While there is an informal arrangement with one of our principal shareholders to provide loans to fund our working capital needs at present, there is no commitment from any person for any such capital and there can be no assurances that capital will be available to us on favorable terms, or at all.

After the Change-of-Control Transaction, we entered into an agreement dated April 26, 2018 (the “ADC Agreement”), with Chongqing Puxin Blockchain Technology Co., Ltd. (“Puxin”), a cryptocurrency mining company in China, pursuant to which we would contribute $2 million to a new company, Apex Data Center Inc. (“ADC”), incorporated by Puxin, in exchange for an 80% equity in ADC. Puxin would retain 20% of the equity of ADC. ADC would build a “mining pool,” or a facility with rig machines that mine cryptocurrencies, for a hosting or management fee, with the capability of accommodating up to 100,000 dedicated servers in a facility to be built in Washington State. As of the date of this quarterly report, we provided $20,000 of the required working capital amount, the source of which were loans from one of our principal shareholders. Though we entered into the ADC Agreement with a good intention to commence to the mining business, we were not able to raise sufficient fund at terms and conditions acceptable to us to carry out our obligations within the timeframe given by the ADC Agreement and the parties terminated the ADC Agreement on April 1, 2019.

Plan of Operations and Current Status

We are planning to establish e-commerce platforms offering online retail service (the “E-Commerce Platforms Project”) and are currently designing and developing our Blockchain-as-a-service that is intended for all our customers who will join our e-commerce platforms as vendors and suppliers. We feel this business model would require less capital at early stage of design and development and may potentially be profitable once established. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through development of various Blockchain technology related products and acquisition of a business rather than immediate, short-term earnings.

The analysis of E-Commerce Platforms Project has been undertaken by or under the supervision of our management. Our company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze business opportunities, we are considering the following factors:

•	Potential for growth, indicated by new technology, anticipated market expansion or new products;
•	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;
•	Strength and diversity of management, either in place or scheduled for recruitment;
•

Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

•	The cost of participation by our company as compared to the perceived tangible and intangible values and potentials;
•	The extent to which the business opportunity can be advanced;
•	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and
•	Other relevant factors.

Blockchain technology is emerging as a major disruptive force across many industries, including those involved in online retail. Once established, we believe that our e-commerce platforms enabling Blockchain technology could allow our customers to conduct business in more synchronized and collaborative ways to substantially increase operational efficiency and reduce trade costs across the online retail chain.

We anticipate that the process of developing e-commerce platforms enabling Blockchain will be complex and extremely risky. Blockchain technology is rapidly emerging and is regarded as a major disruptive force to government authorities and business organizations across many industries. Blockchain technology is still new but the impact on e-commerce could be immense. E-Commerce or online retail Blockchain applications are currently being developed and piloted with limited use cases to increase transparency and visibility across the supply chain and payment process, prove authenticity and origin of import and export goods, and accelerate flow of goods and cargos across international borders. We are in the process of completing our feasibility study of our E-Commerce Platforms Project and we anticipate the initial cost to commence our research and design of e-commence platforms involving Blockchain technology would be $5 million including the equipment costs. We also plan to seek partnership or collaboration opportunities with existing e-commerce platforms or Blockchain technology companies to reduce our capital expense and increase feasibilities. However, if we are not unable to overcome the difficulties of obtaining additional financing and capital from the market, it may be extremely difficult for us to start the establishment of e-commerce platform that could fuel the organic growth of our business.

Results of Operations

Three-Month Period Ended March 31, 2019 compared to the Three-Month Period Ended March 31, 2018

Revenue, Cost of Revenue and Gross Profit

For the three months ended March 31, 2019 and March 31, 2018, we generated $0 in revenues and $0 in cost of revenue, respectively. We suspended the steam room products sales activities in April 2018 to pursue a new cryptocurrency mining business, following the change in control of March 23, 2018. As of March 31, 2019, no revenue has been generated by the new cryptocurrency mining business.

For the three months ended March 31, 2019 and March 31, 2018, our gross profit was $0, respectively. As explained above, during the three months ended March 31, 2019, no sales and cost of revenue was recorded, resulting in a $0 gross profit.

Operating Expenses

For the three months ended March 31, 2019, we incurred operating expenses of $182,811, which represents an increase in the amount of $181,281 as compared to $1,530 during the same period of 2018. While operating expenses for three months ended March 31, 2018 consists of only legal and professional expenses, the $182,811 operating expenses for the three months ended March 31, 2019 include legal and professional expenses and other expenses incurred for the development of the new cryptocurrency mining business, such as consulting fee of $12,608, legal and professional fee of $85,245, salaries and wages of $38,967, and Rent of $32,061.

Provision for (Benefit of) Income Taxes

Benefit of Income Taxes for the three months ended March 31, 2019 and 2018 was $0 and $1,298, respectively. The $1,298 benefit for the period ending March 31, 2018 is the result of a reversal of accrued estimated corporate income tax liabilities originally previously recorded on June 30, 2015. No current tax liability was provided for the three months ended March 31, 2019.

Net Loss

Our net loss for the three-month period ended March 31, 2019 was $183,184, an increase loss of $182,952 compared to a net loss of $232 during the same period of 2018. The increase in net losses is primarily caused by the increase in the Company’s operating expenses during the three-month period ended March 31, 2019.

Nine-Month Period Ended March 31, 2019 compared to the Nine-Month Period Ended March 31, 2018

Revenue, Cost of Revenue and Gross Profit

For the nine months ended March 31, 2019, we generated $0 in revenues and $0 in cost of Revenue, compared to steam room products revenue of $60,474 and cost of revenue of $50,843 during the same period of 2018. The changes represent decreases in revenue and cost of revenue in the amounts of $60,474 and $50,843, respectively. We suspended the steam room products sales activities in April 2018 to pursue a new cryptocurrency mining business, following the change in control of March 23, 2018. As of March 31, 2019, no revenue has been generated by the new cryptocurrency mining business.

For the nine months ended March 31, 2019, our gross profit was $0, or a decrease of $9,631 from the gross profit of $9,631 during the same period of 2018. As explained above, during the nine months ended March 31, 2019, no sales and cost of revenue was recorded, resulting in a $0 gross profit.

Operating Expenses

For the nine months ended March 31, 2019, we incurred operating expenses of $425,585, which represents an increase in the amount of $420,763 as compared to $4,822 during the same period of 2018. While operating expenses for nine months ended March 31, 2018 consists of only legal and professional expenses, the $425,585 operating expenses for the nine months ended March 31, 2019 include legal and professional expenses and other expenses incurred for the development of the new cryptocurrency mining business, such as consulting fee of $70,408, legal and professional fee of $169,791, salaries and wages of $38,967, rent of $32,061 and travel expenses of $50,316.

Provision for (Benefit of) Income Taxes

Benefit of Income Taxes for the nine months ended March 31, 2019 and 2018 was $0 and $1,298, respectively. The $1,298 benefit for the period ending March 31, 2018 is the result of a reversal of accrued estimated corporate income tax liabilities originally previously recorded on June 30, 2015. No current tax liability was provided for the nine months ended March 31, 2019.

Net Loss

Our net loss for the nine-month period ended March 31, 2019 was $426,007, an increase loss of $432,114 compared to a net income of $6,107 during the same period of 2018. The increase in net losses is primarily caused by the increase in the Company’s operating expenses during the nine-month period ended March 31, 2019.

Liquidity and Capital Resources

At March 31, 2019, we had cash in bank of $13,351, a decrease by $58,148 from the cash in bank balance of $71,499 at June 30, 2018. While we received a net $353,913 loan from our related parties during the period ending March 31, 2019, our operating activities used a total of $182,811 of cash and we made a $55,751 security deposit during the nine months ended March 31, 2019, which caused the cash balance to drop substantially.

The cash in bank of $13,351 and prepaid expense of $1,145 were our only current assets as of March 31, 2019 and June 30, 2018, respectively. We had $571,819 in total current liability as of March 31, 2019, including a $57,574 of accounts payable and a $508,913 of loan from related parties, as compared to the total current liabilities of $156,000 at June 30, 2018. The balance of loan from the related parties was $155,000 as of June 30, 2018.

We have a working capital deficit as of March 31, 2019 in the amount of $557,323. For the period from inception (March 31, 2015) to March 31, 2019, we had an accumulated net loss of $548,732. Our net worth was a negative $497,801 as of March 31, 2019. This raises substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

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

One of our new principal shareholders has informally agreed to lend us some of the funds needed for some of our operating expenses, but he has no legal obligation to do so and may discontinue making any such loans at any time. Our failure to achieve the necessary levels of profitability or obtain the additional significant funding required to meet our expenses and other financial obligations would be detrimental to us.

Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming that the Company will continue as a going concern for one year after the date the consolidated financial statements were issued.

For the period from inception (March 31, 2015) to March 31, 2019, the company had an accumulated net loss of $548,732. The Company also had a negative net worth of $497,801 as of March 31, 2019. This raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective as of March 31, 2019, because of the material weaknesses in our internal control over financial reporting listed below:

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended March 31, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Articles of Incorporation, as amended	_	S-1	_	3.1	09/24/2015
3.2	By-Laws	_	S-1	_	3.2	09/24/2015
10.1	Cooperation Agreement Of Apex Data Center Inc. Dated April 26, 2018	_	8-K	_	10.1	06/22/2018
10.2	Termination and Release Agreement by and between Apex Resources Inc. and Chongqing Puxin Blockchain Technology Co., Ltd. dated as of April 1, 2019	☒
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer	☒	_	_	_	_
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer	☒	_	_	_	_
32.1	Section 1350 Certification of principal executive officer**		_	_	_	_
32.2	Section 1350 Certification of principal financial and accounting officer**		_	_	_	_
101.INS	XBRL Instance Document	☒	_	_	_	_
101.SCH	XBRL Taxonomy Extension Schema Document	☒	_	_	_	_
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	☒	_	_	_	_
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	☒	_	_	_	_
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	☒	_	_	_	_
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	☒	_	_	_	_

_______________

** Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APEX RESOURCES, INC.

Date: May 15, 2019	By:	/s/ Jeff Bodnar
Jeff Bodnar
(Principal Executive Officer)

