Form 10-Q/A
period 2019-03-31
APEX RESOURCES INC/NV
filed 2019-05-21
CIK 1653710

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

EXPLANATORY NOTE

Apex Resources, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended March 31, 2019 (the “Form 10-Q”) filed with the Securities and Exchange Commission on May 15, 2019. This Amendment is solely for the purpose of disclosing the condensed consolidated statements of changes in stockholders’ equity required by the Securities Act Release No. 33-10532, Disclosure Update and Simplification, which was not included with the original Form 10-Q. As the financial statements of the original Form 10-Q are amended and/or restated by this Amendment, for convenience, we have repeated the entire text of the Form 10-Q, as amended and/or restated by this Amendment. Readers should therefore read and rely on this Amendment in lieu of the original Form 10-Q.

Except as amended and/or restated by this Amendment, no other information included in the original Form 10-Q is being amended or updated by this Amendment. This Amendment continues to describe the conditions as of the date of the original Form 10-Q and, except as contained therein, we have not updated or modified the disclosures contained in the original Form 10-Q. Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q, including any amendment to those filings.

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

The accompanying notes are an integral part of these consolidated financial statements

APEX RESOURCES INC

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

			Additional		Non	Total
	No. of	Common	Paid In	Accumulated	Controlling	Stockholders’
	Shares	Stock	capital	Deficit	Interest	Equity(Deficit)
Balance as of July 1, 2017	5,080,000	$5,080	$42,120	$(50,394)	$-	$(3,194)
Stockholder contribution (change in control)	-	-	3,731	-	-	3,731
Net loss	-	-	-	6,107	-	6,107
Balance as of March 31, 2018	5,080,000	5,080	45,851	(44,287)	-	6,644

Balance as of July 1, 2018	5,080,000	5,080	45,851	(122,725)	(3,771)	(75,565)
Net loss	-	-	-	(426,007)	-	(426,007)
Balance as of March 31, 2019	5,080,000	$5,080	$45,851	$(548,732)	$(3,771)	$(501,572)

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

APEX RESOURCES, INC.

Date: May 21, 2019	By:	/s/ Jeff Bodnar
Jeff Bodnar
(Principal Executive Officer)

