Form 10-K
period 2019-06-30
APEX RESOURCES INC/NV
filed 2020-01-23
CIK 1653710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 333-207109

APEX RESOURCES INC.
(Exact name of registrant as specified in its charter)

Nevada	35-2529753
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

13191 Crossroads Pkwy N, Suite 200 City of Industry, CA	91746
(Address of principal executive offices)	(Zip Code)

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
N/A

As of December 31, 2018, the registrant had 5,080,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of June 30, 2019 and as of the date of this report.

APEX RESOURCES INC.

DEFINED TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “annual report” or “Form 10-K”), references in this Report to:

“Blockchain” — a digital ledger in which transactions made in bitcoin or another cryptocurrency are recorded chronologically and publicly

“Exchange Act” — The Securities Exchange Act of 1934, as amended.

“FINRA” — The Financial Industry Regulatory Authority, Inc., which is the primary regulator in the United States for broker-dealers.

“SEC” — The U.S. Securities and Exchange Commission.

“Securities Act” — The Securities Act of 1933, as amended.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). The statements herein which are not historical reflect our current expectations and projections about the Company’s future results, performance, liquidity, financial condition, prospects, and opportunities and are based upon information currently available to us and our management and our interpretation of what we believe to be significant factors affecting our business, including many assumptions about future events. Such forward-looking statements include statements regarding, among other things:

•	risks related to our ability to raise capital in order to pay our expenses and fund our operations;
•	our ability to develop a business in an industry about which we have little previous experience;
•	our new business model of e-commerce platforms;
•	consumer acceptance of our new business model;
•	rapid technological changes in e-commerce platforms and similar industries;
•	the impact of rigorous competition in e-commerce platforms and similar industries;
•	the overall success of our acquisition strategy and the ability to finance any such acquisitions;
•	our ability to implement effective internal controls to address a material weakness identified in this report;
•	industry-wide market factors and regulatory and other developments affecting our operations;
•	economic uncertainty;
•	risks related to changes in accounting interpretations; and
•	legal, political, and other risks associated with our operations located outside the United States.

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

Corporate Background

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

On March 23, 2018, in connection with the Change-of-Control transaction, all of the Company’s outstanding loan balance owed to Mr. Dabasinkas, in the amount of $3,731, was fully forgiven by Mr. Dabasinkas. The loans were interest free, unsecured, and payable on demand.

On July 23, 2018, Sumunity entered into a securities purchase agreement with the Company and Harbor (the “SPA”). Pursuant to the SPA, Sumunity agreed to sell the 1,200,000 shares of the Company, representing Sumunity’s 100% equity interest in the Company to Harbor for a consideration of $100,000. As a result, Harbor holds 3,200,000 shares of the Company, representing 63% of the issued and outstanding shares of the Company.

As of the date of this annual report, there is no active public trading market for our common stock and no assurance that an active trading market for our securities will ever develop. Our principal offices are located at 13191 Crossroads Pkwy N, Suite 200, City of Industry, CA 91746. Our telephone number is (626) 910-5101.

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

For the period from inception (March 31, 2015) to June 30, 2019, the Company had an accumulated net loss of $753,214. The Company also had a negative net worth of $702,283 as of June 30, 2019. This raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

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

Our Business

Since our inception on March 31, 2015 until the Change-of-Control Transaction on March 23, 2018, we were in the steam room products distribution business. Following the Change-of-Control Transaction, our new management decided to pursue a different business from the steam room products distribution business. The Company completed the last sale of steam room products by making delivery on April 6, 2018 of inventory ordered by a customer in February 2018. The steam room sales activities were discontinued after April 6, 2018.

We intended to pursue one or more business opportunities using Blockchain technology related products and services in various areas, such as e-commerce platforms offering online retail service involving Blockchain-as-a-service. However, we have not found partners or successfully engaged any partner at the costs and terms acceptable to us to design and maintain such platform for us. We are considering adjusting our business plan and conducting market research on certain adjustments.

We must raise a significant amount of capital, in the form of equity and/or debt, unless and until we have sufficient cash flow from operations. We do not anticipate any significant additional revenue until and unless we begin to execute our plan of operations. There is no assurance we will ever reach that stage. While there is an informal arrangement with one of our principal shareholders to provide loans to fund our working capital needs at present, there is no commitment from any person for any such capital and there can be no assurances that capital will be available to us on favorable terms, or at all.

After the Change-of-Control Transaction, we entered into an agreement dated April 26, 2018 (the “ADC Agreement”), with Chongqing Puxin Blockchain Technology Co., Ltd. (“Puxin”), a cryptocurrency mining company in China, pursuant to which we would contribute $2 million to a new company, Apex Data Center Inc. (“ADC”), incorporated by Puxin, in exchange for an 80% equity in ADC. Puxin would retain 20% of the equity of ADC. ADC would build a “mining pool,” or a facility with rig machines that mine cryptocurrencies, for a hosting or management fee, with the capability of accommodating up to 100,000 dedicated servers in a facility to be built in Washington State. As of the date of this annual report, we provided $20,000 of the required working capital amount, the source of which were loans from one of our principal shareholders. Though we entered into the ADC Agreement with a good intention to commence to the mining business, we were not able to raise sufficient fund at terms and conditions acceptable to us to carry out our obligations within the timeframe given by the ADC Agreement and the parties terminated the ADC Agreement on April 1, 2019 by entering into a termination and release agreement (the “Termination Agreement”). The Termination Agreement is filed as Exhibit 10.2 to the Amendment to the Quarterly Report on Form 10-Q dated May 21, 2019.

Plan of Operations and Current Status

We originally planned to establish e-commerce platforms offering online retail service (the E-Commerce Platforms Project ) using Blockchain-as-a-service for all our customers who will join our e-commerce platforms as vendors and suppliers. However, during the past six months, we were not able to find partners or engage any partner at the costs and terms acceptable to us to design and develop the Blackchain-as-a-service platform for us and provide technical support at a reasonable cost that we can afford at this moment. We are currently considering adjusting our business plan and forming development strategy based on market research.

On June 28, 2019, we filed a registration statement on Form S-1 (No. 333-232453) (the Registration Statement ) under the Securities Act in connection with our self-underwritten public offering of up to 10,000,000 shares of Common Stock (the Offering ). The shares of Common Stock in our Offering were sold at an offering price of $1.00 per share (the Offering Price ).

We plan to use the proceeds of this Offering to fund E-Commerce Platforms Project which will be adjusted once we complete our market research. However, if we are not unable to overcome the difficulties of obtaining additional financing and capital from the market, it may be extremely difficult for us to start the establishment of e-commerce platform that could fuel the organic growth of our business.

Research and Development

We have not incurred any research and development costs to date.

Employees

As of June 30, 2019, we had 3 full-time or part-time employees.

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

REPORTS TO SHAREHOLDERS

We file reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. You may obtain copies of these reports from the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10 A.M. to 3 P.M. or on the SEC’s website, at www.sec.gov. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A. Risk Factors

You should carefully consider the following material risk factors and other information in this report. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth could be seriously impacted. As a result, the trading price, if any, of our Common Stock could decline and you could lose part or all of your investment.

RISKS ASSOCIATED TO OUR BUSINESS

We have commenced limited operations in our business. We expect to incur significant operating losses for the foreseeable future.

We were incorporated on March 31, 2015 and underwent change-of-control on March 23, 2018. We have commenced limited business operations. Accordingly, we have no way to evaluate the likelihood that our business will be successful. Potential investors should be aware of the difficulties normally encountered by new distribution companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the operations that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to the ability to generate sufficient cash flow to operate our business, and additional costs and expenses that may exceed current estimates. We expect to incur losses into the foreseeable future. We recognize that if the effectiveness of our business plan is not forthcoming, we will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful.

If we are not able to implement our strategies to achieve our business objectives, our business operations and financial performance may be adversely affected.

Our business plan and growth strategy are based on currently prevailing circumstances and the assumption that certain circumstances will or will not occur, as well as the inherent risks and uncertainties involved in various stages of development. However, there is no assurance that we will be successful in implementing our strategies or that our strategies, even if implemented, will lead to the successful achievement of our objectives. If we are not able to successfully implement our strategies, our business operations and financial performance may be adversely affected.

We need to secure additional financing.

We require additional funds since we have very limited operating capital and negative working capital. As of June 30, 2019, we had no cash in bank but a bank overdraft in the amount of $8,697. As of the date of this annual report we did not have funds sufficient to pay most of our daily operating expenses, including compensation for our independent registered accounting firm for the review of this registration statement and must rely on the financial support of our major shareholders.

We anticipate that we will incur operating losses for the foreseeable future. Our officers have not been paid from the end of 2017 until February 1, 2019. Our cash burn rate is approximately $60,937 per month, which we are currently accruing, and which may increase as we continue to spend additional cash on legal and accounting expenses in connection with this registration statement.

If we continue to incur legal and accounting costs as we work towards getting this registration statement effective, we likely will be forced to engage in a toxic financing which would be extremely dilutive to existing shareholders and would depress the price of our common stock, among other things. If we are not successful in securing additional financing including toxic funding, we will likely be required to cease operations.

Any funding we raise through the sale of our common stock will result in dilution to existing shareholders and funding through bank loans will increase our liabilities.

On June 28, 2019, we filed a registration statement on Form S-1 (No. 333-232453) (the “Registration Statement”) under the Securities Act in connection with our self-underwritten public offering of up to 10,000,000 shares of Common Stock (the “Offering”). The shares of Common Stock in our Offering were sold at an offering price of $1.00 per share (the “Offering Price”). We expect the Offering to generate total gross proceeds of $10,000,000. On July 16, 2019, we received a comment letter from the SEC and plan to file an amendment to the Registration Statement along with a SEC response letter to address the open SEC comments by March 31, 2020.

We are raising capital in order for our business plan to succeed trough this Offering. Such stock issuances will cause stockholders’ interests in our company to be diluted. Such dilution will negatively affect the value of investors’ shares. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments.

We have earned limited revenue and our ability to sustain our operations is dependent on our ability to raise financing. As a result, there is substantial doubt about our ability to continue as a going concern.

Our cash and cash equivalents are our principal source of liquidity. As of June 30, 2019, our current assets were $960, compared to $72,644 in current assets as June 30, 2018. In November 2016, we received $43,200 from the sale of 1,080,000 shares of common stock and incurred $8,511 offering costs related to the transaction. As of June 30, 2019, we had accumulated net loss of $753,214. As of June 30, 2018, we had accumulated deficits of $122,725. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. WWC, P.C. (“WWC”), our independent registered public accounting firm newly engaged on February 1, 2019, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise funds. If we fail to raise sufficient capital needed, we will not be able to complete our business plan. As a result, we may have to liquidate our business and you may lose your investment. You should consider our independent registered public accountant’s comments when determining if an investment is suitable.

We will depend almost exclusively on outside capital to complete the development of a business plan. Such outside capital will include proceeds from the issuance of equity securities and may include commercial borrowing. There can be no assurance that capital will be available as necessary to meet these development costs or, if the capital is available, that it will be on terms acceptable to the Company.

If we are successful in raising the funds from the Offering, we plan to start our operations described in Plan of Operation section. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work or activities.

We have identified multiple material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. As disclosed elsewhere in this annual report, we identified material weaknesses in our internal control over financial reporting primarily as a result of lack of accounting staffing, insufficient policies and procedures to ensure the correct application of accounting and financing reporting with respect to the current requirements of GAAP and SEC disclosure requirements, lack of segregation of duties, no independent audit committee and no effective controlling procedures as to approval the use of the Company’s assets, and concluded that neither our disclosure controls and procedures nor our internal control over financial reporting were effective as of June 30, 2019. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control-An Integrated Framework (2013). We are actively engaged in developing a remediation plan designed to address these material weaknesses. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

Any inability to attract and retain additional personnel could affect our ability to successfully grow our business.

Our future success depends on our ability to identify, attract, hire, train, retain and motivate other highly-skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense. Our failure to retain and attract the necessary technical, managerial, editorial, merchandising, marketing, and customer service personnel could harm our business.

If we fail to accurately forecast our expenses and revenues, our business, prospects, financial condition and results of operations may suffer and the price of our securities may decline.

The rapidly evolving nature of our industry and the constantly evolving nature of our business, make forecasting operating results difficult. We plan to upgrade and further expand the components of our infrastructure. We may experience difficulties with upgrades of our infrastructure, and may incur increased expenses as a result of these difficulties. As a result of these potential expenditures on our infrastructure, our ability to reduce spending may become limited. Therefore, any significant shortfall in the revenues for which we have built and are continuing to build our infrastructure would likely harm our business.

We may be accused of infringing intellectual property rights of third parties.

We may be subject to legal claims of alleged infringement of the intellectual property rights of third parties. The ready availability of damages, royalties and the potential for injunctive relief has increased the defense litigation costs of patent infringement claims, especially those asserted by third parties whose sole or primary business is to assert such claims. Such claims, even if not meritorious, may result in significant expenditure of financial and managerial resources, and the payment of damages or settlement amounts. Additionally, we may become subject to injunctions prohibiting us from using software or business processes we currently use or may need to use in the future, or requiring us to obtain licenses from third parties when such licenses may not be available on financially feasible terms or terms acceptable to us or at all. In addition, we may not be able to obtain on favorable terms, or at all, licenses or other rights with respect to intellectual property we do not own in providing ecommerce services to other businesses and individuals under commercial agreements.

RISKS ASSOCIATED WITH OUR SECURITIES

Our Common Stock may be thinly traded and our stockholders may be unable to sell at or near ask prices or at all if they need to sell their shares to raise money or otherwise desire to liquidate their shares.

Our Common Stock may be “thinly-traded”, meaning that the number of persons interested in purchasing our Common Stock at or near bid prices at any given time may be relatively small or non-existent. This situation may be attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and might be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. Broad or active public trading market for our Common Stock may not develop or be sustained.

The market price for our Common Stock may be volatile and subject to wide fluctuations due to factors such as:

●	actual or anticipated fluctuations in our quarterly operating results;

●	changes in financial estimates by securities research analysts;

●	negative publicity, studies or reports;

●	changes in the economic performance or market valuations of other companies conducting similar businesses as us;

●	announcements by us or our competitors of acquisitions, strategic partnerships, joint ventures or capital commitments; and

●	addition or departure of key personnel;

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our Common Stock.

We do not intend to pay dividends for the foreseeable future.

We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. As a result, you may only receive a return on your investment in our Common Stock if the market price of our Common Stock increases.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of internal controls over financial reporting.

Our reporting obligations as a public company place a significant strain on our management and operational and financial resources and systems. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting may result in the loss of investor confidence in the reliability of our financial statements, which in turn may harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will continue to incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

We historically were not in compliance with the SEC reporting requirements under the Securities Exchange Act, in any event if we become delinquent with our SEC reporting, we may not able to provide current disclosure to the public markets and our common shares may be considered highly risky.

We failed to timely file our annual report on Form 10-K for the year ended June 30, 2018 and subsequent quarterly reports for the periods ended September 30, 2018 and December 31, 2018. In addition, we failed to timely file this annual report for the year ended June 30, 2019 and the subsequently quarterly report for the period ended September 30, 2019. Though we have filed such reports with the SEC except the quarterly report for the period ended September 30, 2019, we cannot assure you that we will always be able to timely file our periodic reports with the SEC. If we fail to provide current disclosure to the public markets, investing in our common shares may be considered highly risky.

There is a limited market for our Common Stock, which may make it difficult for holders of our Common Stock to sell their stock.

Our stock is currently listed on the OTC Pink market under trading symbol APXX but there has been no active trading up to date. We plan to apply to be listed on OTCQB Market, but there is no assurance that we will be approved for the listing at this point. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our Common Stock, the ability of holders of our Common Stock to sell our Common Stock, or the prices at which holders may be able to sell our Common Stock. Further, many brokerage firms will not process transactions involving low price stocks, especially those that come within the definition of a “penny stock.” If we cease to be quoted, holders of our Common Stock may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our Common Stock, and the market value of our Common Stock would likely decline.

Our Common Stock is deemed a “penny stock,” which would make it more difficult for our investors to sell their shares.

Our Common Stock is subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose Common Stock is not listed on the Nasdaq Stock Market or other national securities exchange or trades at less than $5.00 per share. These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. Because our Common Stock is subject to the penny stock rules, investors will find it more difficult to dispose of our securities

The market for penny stocks has experienced numerous frauds and abuses which could adversely impact investors in our stock.

OTC securities are frequent targets of fraud or market manipulation, both because of their generally low prices and because OTC reporting requirements are less stringent than those of the stock exchanges or NASDAQ.

Patterns of fraud and abuse include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•

Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.

If a more active trading market for our Common Stock develops, the market price of our Common Stock is likely to be highly volatile and subject to wide fluctuations, and holders of our Common Stock may be unable to sell their shares at or above the price at which they were acquired.

The market price of our Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

●	quarterly variations in our revenues and operating expenses;

●	developments in the financial markets and worldwide economies;

●	announcements of innovations or services by us or our competitors;

●	announcements by the federal and state government relating to regulations that govern our industry;

●	significant sales of our Common Stock or other securities in the open market;

●	variations in interest rates;

●	changes in the market valuations of other comparable companies; and

●	changes in accounting principles.

The rights of the holders of our Common Stock may be impaired by the potential issuance of preferred stock.

Our board of directors has the right to create a new series of preferred stock. As a result, the Board of Directors may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights that may adversely affect the voting power and equity interest of the holders of our Common Stock. Although we have no present intention to issue any additional shares of preferred stock or to create any new series of preferred stock, we may issue such shares in the future.

RISKS RELATED TO REGULATION OF OUR BUSINESS

We do not have any clients and we cannot guarantee we will ever have any. Even if we obtain clients, there is no assurance that we will make a profit.

We do not have any clients. Even if we obtain clients, there is no guarantee that we will generate a profit. If we cannot generate a profit, we will have to suspend or cease operations.

We are solely dependent upon the funds to be raised in the future to start our business, the proceeds of which may be insufficient to achieve revenues. We may need to obtain additional financing which may not be available.

We have not started our E-commerce Platform Project. We need the proceeds from the Offering to initiate development on our e-commerce platforms and initiate the development of our marketing program. We may need additional funds to complete further development of our business plan to achieve a sustainable sales level where ongoing operations can be funded out of revenues. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us.

Because we are small and have minimal capital, we must limit marketing of our new business to potential known clients. As a result, we may not be able to attract enough clients to operate profitably. If we do not make a profit, we may have to suspend or cease operations.

Because we are small and do not have much capital, we must limit marketing our products. The sale of our products via our e-commerce platform is how we will initially generate revenues. Because we will be limiting our marketing activities, we may not be able to attract enough clients to buy our products to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

Because we have only 2 officers and 3 directors who are responsible for our managerial and organizational structure, in the future, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us.

We have only 2 officers and 3 directors who are responsible for our managerial and organizational structure which will include assessment and preparation of our disclosure controls and procedures and internal controls over financial reporting under the Sarbanes Oxley Act of 2002. While most of them have no formal training in financial accounting matters, they have been reviewing the financial statements that are included in this annual report. When our disclosure controls and procedures and internal controls over financial reporting under the Sarbanes Oxley Act of 2002 referred to above are implemented, they will be responsible for the administration of them. If they do not have sufficient expertise, they may be incapable of creating and implementing the controls which may subject us to sanctions and fines by the SEC which ultimately could cause you to lose your investment.

A permanent loss of data or a permanent loss of service on the internet will have an adverse effect on our operations and will cause us to cease doing business.

Our future operations will depend entirely on the Internet. If we permanently lose data or permanently lose Internet service for any reason, be it technical failure or criminal acts, we will have to cease operations and you will lose your investment.

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation.

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us, which could cause us to cease operations. If that happens, you will lose your investment.

Item 1B. Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 2. Properties

In October 2018, we moved our principal office from 150 S. Los Robles Avenue, Suite 650, Pasadena, CA 91101 to 19100 S. Susana Rd., Compton, CA 90221. We do not pay any rent for this space, which is provided by one of our principal shareholders for free. Our telephone number is (626) 910-5101. We do not own any real estate or other properties.

We have the property set forth in the table below.

Location	Size	Leased/Owned/Granted	Function
19100 S. Susana Rd., Compton, CA 90221	464.51 square meters (approximately 5,000 square feet)	Leased	Office

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

Holders of our Common Stock

As of June 30, 2019, there were 39 registered stockholders, holding 5,080,000 shares of our issued and outstanding common stock.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended June 30, 2019.

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
•

contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

•	contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” price for the penny stock and the significance of the spread between the bid and ask price;
•	contains a toll-free telephone number for inquiries on disciplinary actions;
•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and
•	contains such other information and is in such form (including language, type, size, and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulties selling their securities.

Section 16(a)

Because we do not have a class of equity securities registered under the Securities Exchange Act of 1934, as amended, our directors, officers, and certain of our principal shareholders are not required to file reports pursuant to Section 16(a) of the Securities Exchange Act of 1934.

Item 6. Selected Financial Data.

Not required of smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Apex was incorporated on March 31, 2015, under the laws of the State of Nevada. On June 15, 2015, Tadas Dabasinskas, who at the time was our sole director and officer, purchased 4,000,000 shares of our common stock for $4,000 in cash. In November 2016, we sold 1,080,000 shares of our common stock to 31 individuals at $0.04 per share, for aggregate gross proceeds of $43,200, in a registered public offering pursuant to a registration statement on Form S-1 (file number: 333-207109. The” Initial Registration Statement”) that had been declared effective by the Securities and Exchange Commission on October 4, 2016.

On March 23, 2018, Tadas Dabasinkas, the then majority shareholder, sole director and sole officer of the Company, entered into stock purchase agreements and sold an aggregate 4,000,000 shares of the common stock of the Company, or approximately 78.7% of the issued and outstanding shares of common stock of the Company as of such date, being all of the shares owned by Mr. Dabasinkas, for an aggregate $443,079 in cash. The purchasers of the shares were Sumunity Group, Inc. (“Sumunity”) and Harbor Torrance Family Trust (“Harbor”), which purchased 1,200,000 and 2,800,000 shares, respectively. Harbor also acted in part as agent for Bo Qian in purchasing 800,000 of the shares initially purchased by Harbor, which shares were resold by Harbor to Mr. Qian on or about March 31, 2018 for the same price at which they were purchased by Harbor from Mr. Dabasinkas (such transaction is sometimes referred as the “Change-of-Control Transaction” in this annual report). The Company received no proceeds from the Change-of-Control Transaction. None of the purchasers is an affiliate of Mr. Dadasinkas.

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

On March 23, 2018, in connection with the Change-of-Control transaction, all of the Company’s outstanding loan balance owed to Mr. Dabasinkas, in the amount of $3,731, was fully forgiven by Mr. Dabasinkas. The loans were interest free, unsecured, and payable on demand.

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

We intended to pursue one or more business opportunities using Blockchain technology related products and services in various areas, such as e-commerce platforms offering online retail service involving Blockchain-as-a-service. However, we have not found partners or successfully engaged any partner at the costs and terms acceptable to us to design and maintain such platform for us. We are considering adjusting our business plan and conducting market research on certain adjustments.

We must raise significant amount of capital, in the form of equity and/or debt, unless and until we have sufficient cash flow from operations. We do not anticipate any significant additional revenue until and unless we begin to execute on our plan of operations. There is no assurance we will ever reach that stage. While there is an informal arrangement with one of our principal shareholders to provide loans to fund our working capital needs at present, there is no commitment from any person for any such capital and there can be no assurances that capital will be available to us on favorable terms, or at all.

After the Change-of-Control Transaction, we entered into an agreement dated April 26, 2018 (the “ADC Agreement”), with Chongqing Puxin Blockchain Technology Co., Ltd. (“Puxin”), a cryptocurrency mining company in China, pursuant to which we would contribute $2 million to a new company, Apex Data Center Inc. (“ADC”), incorporated by Puxin, in exchange for an 80% equity in ADC. Puxin would retain 20% of the equity of ADC. ADC would build a “mining pool,” or a facility with rig machines that mine cryptocurrencies, for a hosting or management fee, with the capability of accommodating up to 100,000 dedicated servers in a facility to be built in Washington State. As of the date of this annual report, we provided $20,000 of the required working capital amount, the source of which were loans from one of our principal shareholders. Though we entered into the ADC Agreement with a good intention to commence to the mining business, we were not able to raise sufficient fund at terms and conditions acceptable to us to carry out our obligations within the timeframe given by the ADC Agreement and the parties terminated the ADC Agreement on April 1, 2019 by entering into a termination and release agreement (the “Termination Agreement”). The Termination Agreement is filed as Exhibit 10.2 to the Amendment to the Quarterly Report on Form 10-Q dated May 21, 2019. The certificate of dissolution of ADC was filed with the State of Washington on May 13, 2019. No liquidating distribution was made to either Puxin or us. We deconsolidated ADC from our balance sheet as of June 30, 2019 and recorded a loss from investment in subsidiary for $4,000.

On July 23, 2018, Sumunity entered into a securities purchase agreement with the Company and Harbor (the “SPA”). Pursuant to the SPA, Sumunity agreed to sell the 1,200,000 shares of the Company, representing Sumunity’s 100% equity interest in the Company to Harbor for a consideration of $100,000. As a result, Harbor holds 3,200,000 shares of the Company, representing 63% of the issued and outstanding shares of the Company.

Plan of Operations and Current Status

We planned to establish e-commerce platforms offering online retail service (the “E-Commerce Platforms Project”) with Blockchain-as-a-service that is intended for all our customers who will join our e-commerce platforms as vendors and suppliers. However, during the past six months, we were not able to find partners or engage any partner at the costs and terms acceptable to us to design and develop the Blackchain-as-a-service platform for us and provide technical support at a reasonable cost that we can afford at this moment. We are currently considering adjusting our business plan and forming development strategy based on market research.

On June 28, 2019, we filed a registration statement on Form S-1 (No. 333-232453) (the “Registration Statement”) under the Securities Act in connection with our self-underwritten public offering of up to 10,000,000 shares of Common Stock (the “Offering”). The shares of Common Stock in our Offering were sold at an offering price of $1.00 per share (the “Offering Price”). We plan to use the proceeds of this Offering to fund E-Commerce Platforms Project which will be adjusted once we complete our market research. However, if we are not unable to overcome the difficulties of obtaining additional financing and capital from the market, it may be extremely difficult for us to start the establishment of e-commerce platform that could fuel the organic growth of our business.

Results of Operations

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities, although there can be no guarantee that we will be able to raise such capital or, if we are able to, that the terms of such financing will be favorable to our current shareholders.

Twelve Months Ended June 30, 2019 Compared to the Twelve Months Ended June 30, 2018

For the year ended June 30, 2019, we generated $0 in steam room products revenues, resulting in a decrease of $94,264 from the $94,264 revenue recognized in the previous year ended June 30, 2018. We incurred $0 in cost of goods sold for the year ended June 30, 2019, resulting in a decrease of $83,679 from the $83,679 cost of goods sold for the year ended June 30, 2018. The gross profit for the year ended June 30, 2019 was $0, compared to the $10,584 gross profit for the previous year, representing a net decrease of in gross profit of $10,584.

Operating Expenses

For the year ended June 30, 2019, we incurred operating expenses of $626,067, consisting primarily of legal and professional fee, salaries and wages, rent and consulting fee. The fiscal year 2019 operating expenses represent an increase of $538,083 over the total operating expenses of $87,984 for the same period ended June 30, 2018.

Income Taxes Provision (Benefit)

For the year ended June 30, 2019, we do not have income taxes provision (benefit), compared to $1,298 for the previous year. The income tax benefit for the year ended June 30, 2018 results from a March 31, 2018 reversal of previously accrued income tax payable in the amount of $1,298.

Net Loss

Net Loss attributable to Apex for the year ended June 30, 2019, was $630,489, an increase of $558,157 over the $72,332 net loss for the year ended June 30, 2018.

Liquidity and Capital Resources

At June 30, 2019, we had bank overdraft of $8,697, which decreased by $80,196 from cash ending balance $71,499 at June 30, 2018. Our current asset was other receivable of $960 as of June 30, 2019.

We had $758,994 in total current liabilities as of June 30, 2019, including a loan from related parties of $655,545, accrued expense of $62,555, other payable of $26,987, bank overdraft $8,697, and payroll tax payable of $5,209 as compared to $156,000 in total current liabilities at June 30, 2018.

We had a working capital deficit of $758,034 as of June 30, 2019, compared to a working capital deficit at $83,356 as of June 30, 2018. For the period from inception (March 31, 2015) to June 30, 2019, we had an accumulated net loss of $753,214. We have a negative net worth attributable to Apex in the amount of $702,283 as of June 30, 2019. This raises substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

Our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months unless we obtain additional capital to pay our expenses. We have generated an aggregate $377,095 in revenues since inception but we do not anticipate any significant additional revenue until and unless we begin to execute on our plan of operations. There is no assurance we will ever reach that stage.

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

At June 30, 2019, there were outstanding liabilities of $758,994. We received loans in the aggregate principal amount of $655,545 from our new principal shareholders from the date of the change-of-control transaction through June 30, 2019. The shareholder loan is payable on demand and carries an interest rate of 0%.

This shareholder has informally agreed to continue to lend us some of the funds needed for some of our operating expenses, but he has no legal obligation to do so and may discontinue making any such loans at any time. Our failure to achieve the necessary levels of profitability or obtain the additional significant funding required to meet our expenses and other financial obligations, would be detrimental to us and result in the inability to execute our plan of operations, even having to cease operations completely.

Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming that the Company will continue as a going concern for one year after the date the consolidated financial statements were issued.

For the period from inception (March 31, 2015) to June 30, 2019, the Company had an accumulated net loss of $753,214. The Company also had a negative net worth of $702,283 as of June 30, 2019. This raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

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

Fair Value of Financial Instruments

The Company adopted the guidance of ASC Topic 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, inventories, advances to suppliers, prepaid expenses, short-term loans, accounts payable, accrued expenses, advances from customers, VAT and service taxes payable and income taxes payable approximate their fair market value based on the short-term maturity of these instruments.

ASC Topic 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

Development Stage Entity

The Company decided to early adopt ASU 2014-10 which eliminates the definition of a development stage entity, eliminates the development stage presentation and disclosure requirements under ASC 915, and amends provisions of existing variable interest entity guidance under ASC 810.

Leases

In February 2016, the FAS issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”) and ASU 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”). ASU 2018-11 provides for an additional optional adoption method of ASU 2016-02, allowing for the application of the new standard as of the adoption date and recognizes a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2018-10 provides corrections and updates to the previously issued codification regarding Topic 842. Various areas of the codification were impacted from the update. The two standards follow the effective dates of ASU 2016-02. The Company’s non-cancellable leases consist of an office leases for 63 months for 6,543 square feet expiring in March 2024. The new standard, including subsequent amendments is effective for our interim and annual periods beginning July 1, 2019. The Company will adopt the new guidance in the first quarter of fiscal year 2020 using the alternative modified transition basis, thereby recognizing the cumulative effect of initially applying Topic 842 as an adjustment to opening balance sheet on the adoption date, without revising the balances in comparative periods. The Company plans to elect the package of transitional practical expedients allowing, among other provisions, the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct cost, for any existing leases on the adoption date.

The Company has substantially completed its evaluation of the new lease guidance implementation and assessed the effect of the adoption on its financial statements. In connection with the adoption of the new guidance, the Company expects to recognize ROU asset for approximately $879,000 and lease liability of approximately $947,000 in its balance sheet as of July 1, 2019, with no impact to its results of operations and cash flows. The difference between the leased assets and lease liabilities represents the net position of existing prepaid rent and deferred rent liabilities balance, resulting from historical straight-lining of operating leases, which will be effectively reclassified upon adoption to reduce the measurement of the leased assets.

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

The company is the primary obligor in the sales transaction. We are able to select suppliers based upon the customer’s needs, we do not have a key supplier, we have sales agreements with multiple suppliers and we are able to set the price of the product to the customer. Customers are allowed to return the products within 30 days for exchange or refund if defects in manufacturing are identified. The company does not believe the 30-day exchange or refund will have a material impact on our revenue recognition as any product which has a defect in manufacturing will be returned to the supplier for replacement or refund for the customer based upon pursuant law and the Uniform Commercial Code.

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

Recent Accounting Pronouncements

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update affect any entity that is required to apply the provisions of Topic 220, Income Statement – Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by the US GAAP. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. We do not believe the adoption of this ASU would have a material effect on our financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820), – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. The amendments in this update modify the disclosure requirements on fair value measurements based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the potential impacts of ASU 2018-13 on its financial statements.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations, except for the new Topic 842 lease standard as discussed above.

Item 8. Consolidated Financial Statements and Supplementary Data

See Pages F-1 through F-12.

Item 9. Changes in and Disagreements with Accountants on Financial Disclosure

(a) Resignation of Previous Independent Registered Public Accounting Firm

In mid-January, 2019, our independent auditor, Kirtane & Pandit LLP (“K&P”) notified the Board of Directors of the Company of its intended resignation as the Company’s independent registered public accounting firm. On February 1, 2019, K&P submitted its resignation letter and the Board of Directors accepted such resignation. The auditor’s report of K&P on the Company’s consolidated financial statements as of and for either of the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the two most recent fiscal years and through the subsequent interim period preceding K&P’s resignation, there were no (i) “disagreements” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K) between the Company and K&P on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of K&P would have caused K&P to make reference to the subject matter thereof in its reports for such fiscal years and interim period, or (ii) “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

We furnished a copy of this disclosure to K&P and have requested that K&P furnish us with a letter addressed to the SEC stating whether such firm agrees with the above statements or, if not, stating the respects in which it does not agree and a copy of the letter was filed with the Current Report on Form 8-K as Exhibit 16.1 dated February 4, 2019.

(b) Engagement of New Independent Registered Public Accounting Firm

On February 1, 2019, the Board of Directors ratified and approved the engagement of WWC, P.C. (“WWC”) as the Company’s independent registered public accounting firm to audit the Company’s consolidated financial statements as of and for fiscal year ending June 30, 2019 and the entry of an engagement letter dated January 25, 2019 with WWC.

During the two most recent fiscal years and through the subsequent interim period preceding WWC’s engagement, the Company has not consulted with WWC regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that WWC concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2019, because of the material weaknesses in our internal control over financial reporting as discussed below.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of June 30, 2019, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of evaluation date and identified the following material weaknesses:

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

As of the date of this Form 10-K, our directors and executive officers are as follows:

Name	Age	Positions

Jeff Bodnar	56	President, Chief Executive Officer, and Director
Linda Bao	61	Chief Financial Officer and Secretary
Xiaoya Deng	46	Chairperson of the Board and director
Bo Qian	49	Director

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

Director Independence

Our Board of Directors is currently composed of three (3) members, none of whom qualifies as an independent director in accordance with the published listing requirements of the Nasdaq Stock Market. The Nasdaq independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his or her family members has engaged in various types of business dealings with us. In addition, our Board of Directors has not made a subjective determination as to any of our directors that no relationships exist which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, although such subjective determination is required by Nasdaq requirements. Had our Board of Directors made these determinations, our Board of Directors would have reviewed and discussed information provided by our directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal years June 30, 2019 and 2018:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Tadas Dabasinskas (1)	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Jeff Bodnar (2)	2019	32,000	0	0	0	0	0	0	0
	2018	0	0	0	0	0	0	0	0

Meijuan Fu (3)	2019	0	0	0	0	0	0	0	0
	2018	0	0	0	0	0	0	0	0

Linda Bao (4)	2019	29,500	0	0	0	0	0	0	0
	2018	0	0	0	0	0	0	0	0

____________

(1)	Mr. Dabasinkas resigned as President, Secretary, and Treasurer on March 23, 2018.

(2)

Mr. Bodnar was appointed President and Chief Executive Officer on March 23, 2018. Mr. Bodnar was entitled to an annual base salary of $60,000 pursuant to the employment agreement he had with the Company

(3)	Ms. Fu served as Chief Financial Officer and Secretary from March 23, 2018, through June 30, 2018.

(4)	Ms. Linda Bao was appointed Chief Financial Officer on June 30, 2018. Ms. Bao was entitled to an annual base salary of $70,800 pursuant to the employment agreement she had with the Company.

We currently do not pay any compensation to any of our director.

Stock Option Grants and Other Equity Awards

We had no outstanding equity awards as of the end of the fiscal period ended June 30, 2019. There are no agreements, arrangements or understanding currently in effect pursuant to which any of our officer or directors will be granted stock options or other equity awards.

Employment Agreements

As of April 1, Apex entered into an employment agreement (the “Bodnar’s Agreement”) with Mr. Jeff Bodnar pursuant to which he shall be employed as the CEO of Apex and receive an annual base salary of $60,000 (the “Annual Base Salary”). Under this Bodnar’s Agreement, Mr. Bodnar is employed as our CEO for a term of 24 months, which automatically renews for additional one-year term unless previously terminated. We may terminate the employment for cause, at any time, without notice or remuneration, for certain acts of the executive officer, such as conviction or plea of guilty to a felony or grossly negligent or dishonest acts to our detriment, or misconduct or a failure to perform agreed duties. In such case, the executive officer will not be entitled to receive payment of any severance benefits or other amounts by reason of the termination, and the executive officer’s right to all other benefits will terminate, except as required by any applicable law. We may also terminate an executive officer’s employment without cause upon one-month advance written notice. In such case of termination by us, we are required to provide compensation to the executive officer in the amount of Annual Base Salary earned and not paid prior to termination. The executive officer may terminate the employment at any time with a two-month advance written notice if there is any significant change in the executive officer’s duties and responsibilities or a material reduction in the executive officer’s annual salary. In such case, the executive officer may resign prior to the expiration of Bodnar’s Agreement if such resignation is approved by the Board of Directors of the Company or an alternative arrangement with respect to the Employment is agreed to by the Board of Directors.

As of April 1, Apex entered into an employment agreement (the “Bao’s Agreement”) with Ms. Linda Bao pursuant to which he shall be employed as the CFO of Apex and receive an annual base salary of $70,800 (the “Annual Base Salary”). Under this Bao’s Agreement, Ms. Bao is employed as our CFO for a term of 24 months, which automatically renews for additional one-year term unless previously terminated. We may terminate the employment for cause, at any time, without notice or remuneration, for certain acts of the executive officer, such as conviction or plea of guilty to a felony or grossly negligent or dishonest acts to our detriment, or misconduct or a failure to perform agreed duties. In such case, the executive officer will not be entitled to receive payment of any severance benefits or other amounts by reason of the termination, and the executive officer’s right to all other benefits will terminate, except as required by any applicable law. We may also terminate an executive officer’s employment without cause upon one-month advance written notice. In such case of termination by us, we are required to provide compensation to the executive officer in the amount of Annual Base Salary earned and not paid prior to termination. The executive officer may terminate the employment at any time with a two-month advance written notice if there is any significant change in the executive officer’s duties and responsibilities or a material reduction in the executive officer’s annual salary. In such case, the executive officer may resign prior to the expiration of the Bao’s Agreement if such resignation is approved by the Board of Directors of the Company or an alternative arrangement with respect to the Employment is agreed to by the Board of Directors.

Each executive officer has agreed to hold, both during and after the termination of his or her employment agreement, in strict confidence and not to use, except as required in the performance of his or her duties in connection with the employment, any of our confidential information or proprietary information of any third party received by us and for which we have confidential obligations.

In addition, each executive officer has agreed to be bound by non-competition and non-solicitation restrictions during the term of his employment and for two years following termination of the employment.

Director Compensation

None of our directors serving as such during fiscal 2018 and 2019 received any compensation from us. There are no agreements, arrangements, or understanding currently in effect pursuant to which any of our directors will be compensated in the future for any services provided as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of January 22, 2020, concerning, except as indicated by the footnotes below:

•	each person whom we know beneficially owns more than 5% of our outstanding common stock;
•	each of our directors and nominees for the board of directors;
•

our Chief Executive Officer, Chief Financial Officer, and each of our other executive officers serving as such as of June 30, 2019 (such individuals are hereafter referred to as our “Named Executive Officers”); and

•	all of our directors and executive officers as a group.

Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Apex Resources, Inc., 13191 Crossroads Pkwy N, Suite 200, City of Industry, CA 91746.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 5,080,000 shares of common stock outstanding at June 30, 2019. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options, warrants, restricted stock units, or other convertible securities held by that person or entity that are currently exercisable or releasable or that will become exercisable or releasable within sixty days following June 30, 2019. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

The information provided in the table is based on our records, information filed with the SEC, and/or information provided to us, except where otherwise noted.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock(1)

5% Holders:

Harbor Torrance Family Trust (2)	3,200,000	63.0%

Bo Qian	800,000	15.7%

Directors and Executive Officers:

Xiaoya Deng	0	-

Jeff Bodnar	0	-

Bo Qian	800,000	15.7%

Linda Bao	0	-

All directors and executive officers as a group (6 persons)	800,000	15.7%

_____________

(1)	Based on 5,080,000 shares of Common Stock outstanding as of the date hereof.

(2)

Harbor Torrance Family Trust is a California trust with its principal business address at 19100 S Susanna Road, Compton CA 90221. Mr. Jacky Lor, the general manager of our Company responsible for the office administration, and his spouse, Mrs. Manhong Zhang are the trustees. 1,200,000 shares out of 3,200,000 shares was transferred from Sumunity Group Inc. (“Sumunity”) pursuant to certain Securities Purchase Agreement entered into by and among the Company, Sumunity as the seller, and Harbor Torrance Family Trust as the buyer on July 23, 2018 for a consideration of $100,000.

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

Following the change-of-control transaction on March 23, 2018, and through June 30, 2019, a principal shareholder loaned us a total of $655,545 for working capital purposes. The working capital loan is payable on demand and carries an interest rate of 0%.

On July 23, 2018, Sumunity entered into a securities purchase agreement with the Company and Harbor (the “SPA”). Pursuant to the SPA, Sumunity agreed to sell the 1,200,000 shares of the Company, representing Sumunity’s 100% equity interest in the Company to Harbor for a consideration of $100,000. As a result, Harbor holds 3,200,000 shares of the Company, representing 63% of the issued and outstanding shares of the Company.

The ADC Agreement was signed by one of our principal shareholders on our behalf. It is our intention and the intention of this shareholder that the ADC Agreement is for the benefit of the company and not for this individual. As of the date of this annual report, we provided $20,000 of the required working capital amount, the source of which were loans from one of our principal shareholders. Though we entered into the ADC Agreement with a good intention to commence to the mining business, we were not able to raise sufficient fund at terms and conditions acceptable to us to carry out our obligations within the timeframe given by the ADC Agreement and the parties terminated the ADC Agreement on April 1, 2019 by entering into a termination and release agreement (the “Termination Agreement”). The Termination Agreement is filed as Exhibit 10.2 to the Amendment to the Quarterly Report on Form 10-Q dated May 21, 2019.

Item 14. Principal Accounting Fees and Services

The following table summarizes the fees charged by Kirtane & Pandit LLP (“K&P”) and WWC, P.C. (“WWC”) for the services rendered to the company and its subsidiaries in fiscal years 2018 and 2019:

	Amount Billed and Paid
Type of Fee	Fiscal Year 2018	Fiscal Year 2019
Audit (1), (2)	$3,750	$14,000
Audit Related (2)	-	-
Total	$3,750	$14,000

________________

(1)	Represents aggregate fees charged by K&P of $3,750 and $750 for annual audits and quarterly reviews for fiscal years 2018 and 2019, as well as fees of $14,000 charged by WWC for fiscal year 2019.
(2)	Represents aggregate fees charged by K&P for audit or review and related services that are reasonably related to the performance of the audit and are not reported as audit fees.

PART IV

Item 15. Exhibits, Consolidated Financial Statement Schedules

Incorporated by Reference
Exhibit	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Articles of Incorporation, as amended	_	S-1	_	3.1	09/24/2015
3.2	By-Laws	_	S-1	_	3.2	09/24/2015
10.1	Cooperation Agreement Of Apex Data Center Inc. Dated April 26, 2018	_	8-K	_	10.1	06/22/2018
10.2	Termination and Release Agreement by and between Apex Resources Inc. and Chongqing Puxin Blockchain Technology Co., Ltd. dated as of May April 1, 2019	_	Form 10-Q/A	March 31, 2019	10.2	May 21, 2019
10.3	Employment Agreement dated April 1, 2019, by and between Apex Resources Inc. and Jeff Bodnar.	☒
10.4	Employment Agreement dated April 1, 2019, by and between Apex Resources Inc. and Linda Bao.	☒
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

		☒	_	_	_	_
32.1	Certifications by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**	☒	_	_	_	_
32.2	Certifications by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**	☒	_	_	_	_
101.INS	XBRL Instance Document	☒	_	_	_	_
101.SCH	XBRL Taxonomy Extension Schema Document	☒	_	_	_	_
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	☒	_	_	_	_
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	☒	_	_	_	_
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	☒	_	_	_	_
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	☒	_	_	_	_

_______

** Furnished, not filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APEX RESOURCES, INC.

Date: January 23, 2020	By:	/s/ Jeff Bodnar
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

Signature	Title	Date

/s/ Jeff Bodnar	President, Chief Executive Officer (principal executive officer), and Director	January 23, 2020
Jeff Bodnar

/s/ Linda Bao	Secretary, Treasurer, and Chief Financial Officer	January 23, 2020
Linda Bao	(principal financial officer and principal accounting officer)

/s/ Xiaoya Deng	Chairperson of the Board (director)	January 23, 2020
Xiaoya Deng

/s/ Bo Qian	Director	January 23, 2020
Bo Qian

To:	The Board of Directors and Stockholders of
Apex Resources Inc.

Report of Independent Registered Public Accounting Firm

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Apex Resources Inc.(the “Company”) as of June 30, 2019, and the related statements of operations, stockholders’ equity, and cash flows for the year ended June 30, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019, and the results of its operations and its cash flows for the year ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a working capital deficit, an accumulated net loss and a negative net worth, which raise substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WWC, P.C.

Certified Public Accountants

San Mateo, California

January 10, 2020

We have served as the Company’s auditor since 2019.

KIRTANE & PANDIT LLP CHARTERED ACCOUNTANTS

H-16, Saraswat Colony, Sitladevi Temple Road, Mahim (W), Mumbai 400016

T: 91-22-24444119 Email:kpcamumbai@kirtanepandit.com

To the Board of Directors and Stockholders' Apex Resources Inc.

Report of Independent Registered Public Accounting Firm

Opinion on the Consolidated Financial Statements

We have audited the accompanying balance sheet of Apex Resources Inc. (the “Company”) as of June 30, 2018, the related statements of operations, changes in shareholders' equity(deficit), and cash flows for each of the year in the period ended June 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financials position of the Company as of June 30, 2018, and the results of its operations and its cash flows for the year ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We served as the Company’s auditor from 2017 to 2018.

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

For Kirtane & Pandit LLP

Chartered Accountants

FRN: 105215W/W100057

PCAOB FIRM ID NO 5686

Milind Bhave

Partner

Membership No. 047973

Place: Mumbai, India

Date: January 11, 2019

APEX RESOURCES INC
Consolidated Balance Sheets
(Audited, Stated in U.S. Dollars)
	June 30, 2019	June 30, 2018
ASSETS
Current Assets
Cash and cash equivalents	$-	$71,499
Prepaid expense	-	1,145
Other receivable	960	-
Total Current Assets	960	72,644

Fixed Assets
Building	-	4,328
Accumulated depreciation - building	-	(865)
Land	-	4,328
Total Fixed Assets	-	7,791

Security deposit	55,751	-

Total Assets	$56,711	$80,434

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank overdraft	$8,697	$-
Accounts payable	-	1,000
Payroll Tax Payable	5,209	-
Accrued expense	62,555	-
Other payable	26,987	-
Loan from related parties	655,545	155,000
Total Current Liabilities	758,994	156,000

Total Liabilities	$758,994	$156,000

Stockholders' Deficit
Common stock, $0.001 par value, 75,000,000 shares
authorized; 5,080,000 shares issued and outstanding	5,080	5,080
Additional paid-in-capital	45,851	45,851
Deficit accumulated during the development stage	(753,214)	(122,725)
Total Stockholders' Deficit - Apex Resources	(702,283)	(71,794)
Noncontrolling interests	-	(3,771)
Total Stockholders’ Deficit	(702,283)	(75,565)

Total Liabilities and Stockholders' Deficit	$56,711	$80,435

The accompanying notes are an integral part of these consolidated financial statements

APEX RESOURCES INC
Consolidated Statements of Operations
(Audited, Stated in U.S. Dollars)

	Year ended	Year ended
	June 30, 2019	June 30, 2018

Revenue	$-	$94,264
Cost of Revenue	-	83,679
Gross Profit	$-	10,584

Operating Expenses
General and administrative expenses	626,067	83,403
Advertising and promotion	-	4,293
Depreciation	-	289
Total Operating Expenses	626,067	87,984
Net Loss from Operations	(626,067)	(77,401)

Other Income (Expense)
Interest expenses	(422)	-
Loss on liquidation of subsidiary	(4,000)	-
Total Other Income (Expense)	(4,422)	-
Loss Before Income Taxes	(630,489)	(77,401)

Provision for (Benefit of) Income Taxes
Income tax expense (benefit) - Current	-	(1,298)

Net Loss including noncontrolling interests	(630,489)	(76,103)

Less: Net loss attributable to noncontrolling interests	-	3,771

Net Loss attributable to Apex Resources Inc.	$(630,489)	$(72,332)

Loss per Common Share:
Basic and Diluted	$(0.12)	$(0.01)

Weighted average number of common shares outstanding:
Basic and Diluted	5,080,000	5,080,000

The accompanying notes are an integral part of these consolidated financial statements

APEX RESOURCES INC
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Audited, Stated in U.S. Dollars)

	Common Stock		Additional	Income (Deficit) accumulated during	Total
	Number of Shares	Par Value	Paid in Capital	the development stage	Stockholders’ Deficit	Noncontrolling Interests

Balance, July 1, 2017	5,080,000	5,080	42,120	(50,394)	(3,194)	-

Shareholder contribution (change in control)			3,731		3,731	-
Net loss				(72,332)	(72,332)	(3,771)
Balance, June 30, 2018	5,080,000	5,080	45,851	(122,726)	(71,795)	(3,771)

Balance, July 1, 2018	5,080,000	5,080	45,851	(122,726)	(71,795)	(3,771)

Net loss				(630,489)	(630,489)
Elimination of noncontrolling interest at the
Dissolution of Apex Data Center Inc.				-	-	3,771
Balance, June 30, 2019	5,080,000	5,080	45,851	(753,214)	(702,283)	-

The accompanying notes are an integral part of these consolidated financial statements

APEX RESOURCES INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Audited, Stated in U.S. Dollars)

	Year ended	Year ended
	June 30, 2019	June 30, 2018
Operating Activities
Net Loss including noncontrolling interests	$(630,489)	$(76,102)
Add: Impairment loss on asset held for sale	7,791	-
Changes in operating assets and liabilities
Depreciation	-	289
Other receivable	(960)
Prepaid purchase	1,145	(1,146)
Accounts payable	(1,000)	(9,000)
Accrued expense	62,555	(1,500)
Payroll tax payable	5,209	-
Other payable	26,987
Security deposit	(55,751)	-
Income tax payable	-	(1,298)
Net cash used in operating activities	(584,512)	(88,757)

Investing Activities
Net cash used in investing activities	-	-

Financing Activities
Bank overdraft balance	8,697	-
Proceeds from loan from director	-	2,500
Loan from related parties	500,545	155,000
Net cash provided by financing activities	509,242	157,500

Elimination of noncontrolling interest of Apex Data Center Inc.	3,771	-

Net increase (decrease) in cash and cash equivalents	(71,499)	68,743

Cash and equivalents at beginning of the period	71,499	2,756

Cash and equivalents at end of the period	$-	$71,499

Supplemental cash flow information:
Cash paid for:
Interest	422	$-
Taxes	-	$-

Significant non-cash transactions:
Discharged loan from Director converted to additional paid-in capital	-	$3,731

The accompanying notes are an integral part of these consolidated financial statements

Apex Resources Inc

Notes to the Audited Consolidated Financial Statements

June 30, 2019

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

Data Center Hosting Services

The Company entered into an agreement dated April 26, 2018 (the “ADC Agreement”), with Chongqing Puxin Blockchain Technology Co., Ltd. (“Puxin”), a cryptocurrency mining company in China, pursuant to which the Company would contribute $2.0 million to a new company, Apex Data Center Inc. (“ADC”) incorporated by Puxin, in exchange for an 80% equity in ADC. Puxin would retain 20% of the equity of ADC. ADC would build a “mining pool”, or a facility with rig machines that mine cryptocurrencies, for a hosting or management fee with the capability of accommodating up to 100,000 dedicated servers in a facility to be built in Washington State. While the Company did not own any rig machine, under the ADC Agreement it was expected to receive and host 2,000 to 3,000 rig machines owned by Puxin in China into ADC’s facilities in the first phase. The Company would either host additional machines for other third parties or raise the capital to acquire additional machines. The target was to host a total of 10,000 rig machines in the facility in the fiscal years 2019 and 2020.

Though we entered into the ADC Agreement with a good intention to commence to the mining business, we were not able to raise sufficient fund at terms and conditions acceptable to us to carry out our obligations within the timeframe given by the ADC Agreement and the parties terminated the ADC Agreement on April 1, 2019. The dissolution of ADC was filed with the State of Washington on May 13, 2019. No liquidating distribution was made to either Puxin or us. We deconsolidated ADC from our balance sheet as of June 30, 2019 and recorded a loss from investment in subsidiary for $4,000.

Apex Resources Inc

Notes to the Audited Consolidated Financial Statements

June 30, 2019

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

The accompanying consolidated financial statements include the consolidated accounts of Apex Resources Inc. and its 80%-owned subsidiary Apex Data Center Inc., which was incorporated on April 24, 2018. Significant intercompany transactions and balances have been eliminated. The consolidated financial statements and related disclosures as of June 30, 2019 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Unless the context otherwise requires, all references to “Apex”, “Apex Resources”, “we”, “us”, “our” or the “company” are to Apex Resources, Inc. and its subsidiary.

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

Fair Value of Financial Instruments

The Company adopted the guidance of ASC Topic 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, inventories, advances to suppliers, prepaid expenses, short-term loans, accounts payable, accrued expenses, advances from customers, VAT and service taxes payable and income taxes payable approximate their fair market value based on the short-term maturity of these instruments.

ASC Topic 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

Apex Resources Inc

Notes to the Audited Consolidated Financial Statements

June 30, 2019

Development Stage Entity

The Company decided to early adopt ASU 2014-10 which eliminates the definition of a development stage entity, eliminates the development stage presentation and disclosure requirements under ASC 915, and amends provisions of existing variable interest entity guidance under ASC 810.

Leases

In February 2016, the FAS issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”) and ASU 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”). ASU 2018-11 provides for an additional optional adoption method of ASU 2016-02, allowing for the application of the new standard as of the adoption date and recognizes a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2018-10 provides corrections and updates to the previously issued codification regarding Topic 842. Various areas of the codification were impacted from the update. The two standards follow the effective dates of ASU 2016-02. The Company’s non-cancellable leases consist of an office leases for 63 months for 6,543 square feet expiring in March 2024. The new standard, including subsequent amendments is effective for our interim and annual periods beginning July 1, 2019. The Company will adopt the new guidance in the first quarter of fiscal year 2020 using the alternative modified transition basis, thereby recognizing the cumulative effect of initially applying Topic 842 as an adjustment to opening balance sheet on the adoption date, without revising the balances in comparative periods. The Company plans to elect the package of transitional practical expedients allowing, among other provisions, the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct cost, for any existing leases on the adoption date.

The Company has substantially completed its evaluation of the new lease guidance implementation and assessed the effect of the adoption on its financial statements. In connection with the adoption of the new guidance, the Company expects to recognize ROU asset for approximately $879,000 and lease liability of approximately $947,000 in its balance sheet as of July 1, 2019, with no impact to its results of operations and cash flows. The difference between the leased assets and lease liabilities represents the net position of existing prepaid rent and deferred rent liabilities balance, resulting from historical straight-lining of operating leases, which will be effectively reclassified upon adoption to reduce the measurement of the leased assets.

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

The company is the primary obligor in the sales transaction. We are able to select suppliers based upon the customer’s needs, we do not have a key supplier, we have sales agreements with multiple suppliers and we are able to set the price of the product to the customer. Customers are allowed to return the products within 30 days for exchange or refund if defects in manufacturing are identified. The company does not believe the 30-day exchange or refund will have a material impact on our revenue recognition as any product which has a defect in manufacturing will be returned to the supplier for replacement or refund for the customer based upon pursuant law and the Uniform Commercial Code.

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

June 30, 2019

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

Recent Accounting Pronouncements

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update affect any entity that is required to apply the provisions of Topic 220, Income Statement – Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by the US GAAP. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. We do not believe the adoption of this ASU would have a material effect on our financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820), – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. The amendments in this update modify the disclosure requirements on fair value measurements based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the potential impacts of ASU 2018-13 on its financial statements.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations, except for the new Topic 842 lease accounting guidance as discussed above.

Note 3: Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming that the Company will continue as a going concern for one year after the date the consolidated financial statements were issued.

For the period from inception (March 31, 2015) to June 30, 2019, the Company had an accumulated net loss of $753,214. The Company also had a negative net worth of $702,283 as of June 30, 2019. This raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

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

June 30, 2019

Note 4: Lease Commitment

The Company entered into a 63-month operating lease for its office space in the City of Industry on January 1, 2019. California. The payment obligations of the lease are guaranteed by Harbor Green Grains, LP, an entity controlled by one of the Company’s majority shareholders. Future minimum lease payment under the lease are as follows:

For the 12-month period ending June 30, 2019
2020	$178,738.40
2021	184,100.56
2022	207,140.40
2023	213,354.60
2024	164,004.51
Total Future Minimum Lease Payment	$947,338.47

See Note 2: Significant Accounting Policies and Recent Accounting Pronouncements for a discussion of the Company’s assessment of the impact on its balance sheets and statements of operations and cash flows beginning July 1, 2019 with respect to the new Topic 842 lease accounting guidance.

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

As of March 23, 2018, the outstanding principal balance of such loans from and advances by Mr. Dabasinkas was in the amount of $3,731. As a result of the change in control on March 23, 2018, and as more fully described in Note 11, “Change in Control”, the entire unpaid principal balance of these loans was discharged by Mr. Dabasinkas. The balance of the loans payable to Mr. Dabasinkas as of June 30, 2019, was $0.

Between March 23, 2018 (the date of the Change in Control as explained in Note 11), and June 30, 2019, a principal shareholder Harbor Torrance Family Trust loaned a total $655,545 to the Company as working capital. The Company has not made any repayment to the $655,545 loan as of June 30, 2019. The loan is payable on demand and carries an interest rate of 0%.

Note 7: Capital Stock

The Company has 75,000,000 shares of common stock with a par value of $0.001 per share.

On June 15, 2015, the Company issued 4,000,000 shares of common stock for a purchase price of $0.001 per share to its sole director. The Company received aggregate gross proceeds of $4,000. As of June 30, 2019, there were no outstanding stock options or warrants.

In November 2016, the Company sold and issued 1,080,000 shares at $0.04 per share pursuant to its recent offering on a Registration Statement on Form S-1. The shares were issued to 31 independent shareholders for proceeds of $43,200.

Note 8: Fixed Assets

In June 30, 2015, the Company purchased land and a small office located at Aytaus g. 100, Varena, Lithuania. The purchase price of $8,655 was allocated as $4,327.50 for the building and $4,327.50 for the land. Prior to April 7, 2018, the Company utilized the space as its principal office to conduct the Company’s former steam room products sales activities. As the Company discontinued the steam room products sales activities on April 7, 2018, the office in Lithuania is treated as an asset held for sale under ASC 250-45 and ASC 360-10 post-April 6, 2018. Because the location of the property, which does not suit our business development plan, and the logistics involved in a sale of asset, the Company abandoned the property and wrote off the undepreciated cost of $7,791 in the quarter ended September 30, 2018.

Apex Resources Inc

Notes to the Audited Consolidated Financial Statements

June 30, 2019

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

As of June 30, 2019, the Company had net operating loss carry forwards of approximately $753,214 that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Provision (benefit) of income taxes for the years ended June 30, 2019 and 2018, were $0 and ($1,298), respectively.

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

Apex Resources Inc

Notes to the Audited Consolidated Financial Statements

June 30, 2019

	Year Ended June 30, 2019	Year Ended June 30, 2018

Deferred tax assets:
Net operating tax carryforward	$753,214	$122,725
Tax rate	21%	21%
Gross deferred tax assets	158,175	25,772
Valuation allowance	(158,175)	(25,772)

Net deferred tax assets	$-	$-

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

Note 12: Subsequent Events

The Company has evaluated events subsequent through the date these consolidated financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these consolidated financial statements were available to be issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the consolidated financial statements.

